Form 10-Q
period 1996-03-31
RXI HOLDINGS INC
filed 1996-05-15
CIK 909140

                                     FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION


                                WASHINGTON, DC 20549

(Mark One)
   X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -----                   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996

                                    OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - -----                SECURITIES EXCHANGE ACT OF 1934






For the transition period from ___________ to ____________.



Commission file number: 33-94420

                             RXI HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)

                DELAWARE                              95-4426626
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)            Identification Number)

                 11111 SANTA MONICA BOULEVARD, SUITE 270
                     LOS ANGELES, CALIFORNIA 90025
         (Address and zip code of principal executive offices)



                               (310) 473-7005
           (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                Yes  X    No
                                   -----     ------

     Indicate the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



             Class                 Number of Shares Outstanding at May  10, 1996
- - ------------------------------     ---------------------------------------------
Common Stock, $0.001 par value                         5,098,238

                           RXI HOLDINGS, INC.

                                INDEX


                                                                Page Reference
                                                               ---------------
COVER PAGE . . . . . . . . . . . . . . . . . . . . . . . . . .         1

INDEX  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2


PART I - FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets
          June 30, 1995 and March 31, 1996   . . . . . . . . .        3

        Consolidated Statements of Operations
          Three Months and Nine Months Ended
          March 31, 1995 and 1996  . . . . . . . . . . . . . .        4


        Consolidated Statements of Cash Flows
          Nine Months Ended March 31, 1995 and 1996. . . . . .        5


        Notes to Consolidated Financial Statements . . . . . .        6

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . .        8

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . .       14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .       15

                       RXI HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       June 30,             March 31
                                                         1995                 1996
                                                         ----                 ----
                                                       (audited)          (unaudited)
ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                           $   123,123       $     253,775
  Accounts receivable                                  11,549,469          10,348,268
  Inventories                                          12,145,258          12,004,239
  Maintenance supplies                                    430,767             354,567
  Prepaid expenses and other current assets               464,547             644,314
  Income tax refund receivable                          2,306,406             211,363
  Current deferred income taxes                           876,009             876,009
                                                      -----------       -------------
    Total current assets                               27,895,579          24,692,535
                                                      -----------       -------------

PROPERTY PLANT AND EQUIPMENT, net                      35,890,657          36,691,736

INTANGIBLE ASSETS, net                                 35,901,722          34,093,972

OTHER ASSETS:
  Deferred transaction costs                                    -             360,000
  Deposits                                                 57,261              76,455
                                                      -----------       -------------
TOTAL ASSETS                                          $99,745,219       $  95,914,698
                                                      -----------       -------------
                                                      -----------       -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term obligations            $   206,035       $     175,000
  Accounts payable                                      8,446,017           7,956,753
  Accrued liabilities-other                             5,079,531           3,702,022
  Accrued interest                                      3,294,513           1,473,436
  Revolving line of credit                              7,206,549          12,347,813
                                                      -----------       -------------
    Total current liabilities                          24,232,645          25,655,024
                                                      -----------       -------------
LONG-TERM OBLIGATIONS                                  64,526,103          64,787,796
                                                      -----------       -------------
DEFERRED INCOME TAXES                                   3,609,639           2,698,519
                                                      -----------       -------------
REDEEMABLE STOCK
  Class A warrant                                         370,000             481,000
  Class C warrant                                         233,000             302,000
  Class E warrant                                          20,000              20,000
                                                      -----------       -------------
    Total redeemable stock                                623,000             803,000
                                                      -----------       -------------
SHAREHOLDERS' EQUITY
  Series A Preferred stock                                  8,377               9,077
  Series B Preferred stock                                  4,561               5,041
  Common stock                                              2,653               2,653
  Warrants                                              1,608,150           1,608,150
  Additional paid-in capital                           13,477,479          13,296,299
  Accumulated Deficit                                  (8,347,388)        (12,950,861)
                                                      -----------       -------------
    Total shareholders' equity                          6,753,832           1,970,359
                                                      -----------       -------------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                              $99,745,219       $  95,914,698
                                                      -----------       -------------
                                                      -----------       -------------




             See accompanying notes to consolidated financial statements.

                       RXI HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          Three Months Ended                 Nine Months Ended
                                                                March 31,                         March 31,
                                                                ---------                         ---------
                                                         1995                 1996          1995           1996
                                                         -----                ----          ----           ----
SALES                                                 $24,154,665         $24,962,352    $61,137,033    $70,163,517

COST OF SALES                                          17,731,719          19,274,034     45,055,695     55,029,591
                                                      -----------         -----------    -----------    -----------
GROSS PROFIT                                            6,422,946           5,688,318     16,081,338     15,133,926

SELLING, GENERAL & ADMINISTRATIVE
  EXPENSES                                              3,583,833           4,108,655      8,977,992     11,712,599

AMORTIZATION OF INTANGIBLE ASSETS                         484,814             510,985      1,140,586      1,531,625
                                                      -----------         -----------    -----------    -----------
OPERATING INCOME                                        2,354,299           1,068,678      5,962,760      1,889,702

OTHER (INCOME) EXPENSE:
  Interest expense                                      2,062,526           2,637,542      4,729,276      7,966,725
  Other                                                   (74,470)             33,457        (92,404)        78,239
  Interest income                                         (10,748)             (1,897)       (10,748)        (5,096)
                                                      -----------         -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                         376,991          (1,600,424)     1,336,636     (6,150,166)
PROVISION (BENEFIT) FOR INCOME
  TAXES                                                   250,845            (446,119)       637,807     (1,546,693)
                                                      -----------         -----------    -----------    -----------
INCOME (LOSS) BEFORE MINORITY
  INTEREST IN INCOME OF SUBSIDIARY                        126,146          (1,154,305)       698,829     (4,603,473)

MINORITY INTEREST IN INCOME OF
  SUBISIDIARY                                                   -                   -         10,457              -
                                                      -----------         -----------    -----------    -----------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                                      126,146          (1,154,305)       688,372     (4,603,473)

EXTRAORDINARY ITEM, NET OF BENEFIT
  FROM INCOME TAXES OF $1,477,156                       2,943,080                   -      2,943,080              -
                                                      -----------         -----------    -----------    -----------
NET (LOSS)                                            $(2,816,934)        $(1,154,305)   $(2,254,708)   $(4,603,473)
                                                      -----------         -----------    -----------    -----------
                                                      -----------         -----------    -----------    -----------


              See accompanying notes to consolidated financial statements.

                          RXI HOLDINGS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                                Nine Months Ended
                                                                    March 31,
                                                                    ---------
                                                               1995           1996
                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 ($2,254,708)   ($4,603,473)
  Adjustments to reconcile net loss
    to cash used by operating activities:
    Depreciation                                             2,423,118      3,368,860
    Amortization                                             1,140,586      2,148,931
    Deferred income taxes                                       29,878       (911,120)
    Minority interest in income of subsidiary                   10,457              -
    Non-cash portion of extraordinary item                   1,799,477              -
    Changes in operating assets and liabilities, net of
      affects of business acquisition:
      Accounts receivable                                   (1,485,865)     1,201,201
      Inventories                                           (5,284,219)       217,219
      Prepaid expenses and other current assets               (170,653)      (179,767)
      Current income taxes receivable/payable                  927,350      2,095,043
      Accounts payable                                         831,255       (489,264)
      Accrued liabilities                                       50,949     (1,377,509)
      Accrued interest                                       1,176,339     (1,821,077)
                                                            ----------     ----------
        Net cash used by operating
          activities                                          (806,036)      (350,956)
                                                            ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash used in business acquisition                    (22,053,664)             -
  Prepaid compensation                                      (2,000,000)             -
  Deferred Acquisition Costs                                         -       (360,000)
  Purchases of property, plant and equipment                (7,052,515)    (4,169,939)
  Other assets                                                  (9,968)       (19,194)
                                                            ----------     ----------
               Net cash used by investing
                 activities                                (31,116,147)    (4,549,133)
                                                            ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of senior notes                                  58,828,050              -
  Issuance of long-term debt                                 3,025,000        346,113
  Proceeds from issuance of preferred stock                  3,951,717              -
  Proceeds from issuance of common stock                       493,965              -
  Proceeds from issuance of warrants                         1,608,150              -
  Proceeds from issuance of redeemable stock                    20,000              -
  Repayment of long-term obligations                       (35,269,428)      (233,968)
  Payment of debt issuance costs                            (4,433,109)      (222,668)
  Dividends paid on preferred stock                           (331,200)             -
  Repurchase of class B common stock                          (650,000)             -
  Net borrowings under revolving line of credit              4,704,979      5,141,264
                                                            ----------     ----------

              Net cash provided by financing
                 activities                                 31,948,124      5,030,741
                                                            ----------     ----------
INCREASE IN CASH                                                25,941        130,652
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                    924,586        123,123
                                                            ----------     ----------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                 $  950,527     $  253,775
                                                            ----------     ----------
                                                            ----------     ----------




              See accompanying notes to consolidated financial statements.

                            RXI HOLDINGS, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (INFORMATION RELATED TO THE THREE MONTHS AND NINE MONTHS
                     ENDED MARCH 31, 1995 AND 1996 IS UNAUDITED)



1.   BASIS OF PRESENTATION AND ACCOUNTING POLICIES


     The accompanying consolidated balance sheet as of March 31, 1996, consolidated statements of operations for the three months and nine months ended March 31, 1995 and 1996 and consolidated statements of cash flows for the nine months ended March 31, 1995 and 1996 are unaudited but, in the opinion of management, include all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the financial position and results of operations for such periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable requirements for the presentation of interim financial statements, although the Company believes that the disclosures included in the financial statements included herein are adequate to make the information therein not misleading.
The financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1995, and the notes thereto, which are included in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission. Additional copies are available from the Company.


The results of operations for the three months and nine months ended March 31, 1995 and 1996 are not necessarily indicative of the results for a full year.

As discussed in Note 2 to the Company's consolidated financial statements for its fiscal year ended June 30, 1995, the Company has completed acquisitions of other companies on June 17, 1993, May 12, 1994 and on February 10, 1995. Each of these acquisitions have been accounted for as purchases and, accordingly, their results of operations have been included with those of the Company from their respective dates of purchase. The following table sets forth the unaudited pro forma results of operations for each of the indicated periods as if these acquisitions were completed at the beginning of the earliest period presented:

                              Three Months Ended                  Nine Months Ended
                                  March 31,                           March 31,
                                  ---------                           ---------
                             1995          1996                  1995            1996
                             ----          ----                  ----            ----
Net sales                $25,658,000    $24,962,000           $70,187,000     $70,164,000
                         -----------    -----------           -----------     -----------
                         -----------    -----------           -----------     -----------
Income (loss) before
  extraordinary item     $ 1,281,000    $(1,154,000)          $ 1,084,000     $(4,603,000)
                         -----------    -----------           -----------     -----------
                         -----------    -----------           -----------     -----------
Net (loss)               $(1,662,000)   $(1,154,000)          $(1,859,000)    $(4,603,000)
                         -----------    -----------           -----------     -----------
                         -----------    -----------           -----------     -----------
Net loss per share       $     (0.49)   $     (0.23)          $     (0.64)    $     (0.90)
                         -----------    -----------           -----------     -----------
                         -----------    -----------           -----------     -----------

2.   INVENTORIES

     Inventories consist of the following:

                                     June 30,           March 31,
                                       1995               1996
                                       ----               ----
Raw materials                     $ 3,073,034          $ 2,775,488
Finished goods                      9,072,224            9,228,751
                                  -----------          -----------
Total                             $12,145,258          $12,004,239
                                  -----------          -----------
                                  -----------          -----------

3.   REVOLVING LINE OF CREDIT


     The Company has a line of credit agreement with a financial institution, which expires in 2000. The agreement provides for borrowings up to the lesser of $15,000,000 or, the sum of 85% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $6 million. The agreement also provides the Company with the facility to issue letters of credit for the purchase of equipment provided, however, that the aggregate amount of letters of credit outstanding at any time cannot exceed $1 million. Borrowings under the revolving line of credit bear interest at the bank's prime rate (8.25% at March 31, 1996) plus 1%.

     Covenants contained in the line of credit agreement require the Company to maintain certain financial ratios and balances including maximum working capital deficiency of $1,000,000, consolidated net worth of not less than $1,600,000, an interest coverage ratio, as defined, of not less than 0.8 to 1, a fixed charge coverage ratio, as defined, of not less than 0.2 to 1. The agreement also provides for the maintenance by the Company's subsidiaries of specified levels of net worth and places restrictions on intercompany advances and dividends, the payment of dividends to third parties and certain other activities without the bank's prior written consent.


4.   CAPITAL STOCK

     During the nine months ended March 31, 1996 activity in the Company's Amended and Restated 1994 Stock Option Plan was as follows:


Options outstanding at June 30, 1995 ............... 367,076
Granted ............................................ 195,000
Forfeited .......................................... (11,200)
                                                     -------
Options outstanding at March 31, 1996 .............. 550,876
                                                     -------
                                                     -------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY, THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT. HISTORICAL RESULTS AND PERCENTAGE RELATIONSHIPS AMONG ANY AMOUNTS INCLUDED IN THE CONSOLIDATED FINANCIAL STATEMENTS ARE NOT NECESSARILY INDICATIVE OF TRENDS IN OPERATING RESULTS FOR ANY FUTURE PERIOD.

BACKGROUND OF THE COMPANY AND ACQUISITION ACCOUNTING

     The Company was organized on April 22, 1993 to acquire complementary plastic container manufacturers within the United States. The Company has completed acquisitions in June 1993, May 1994 and February 1995.

These acquisitions have been accounted for as purchases, giving rise to significant amounts of intangible assets and related amortization expense in subsequent periods. In addition, these acquisitions have been financed through the incurrence of debt and the issuance of preferred stock, which has resulted in increased financing costs when compared with the historical results of the acquired businesses.

The Company's acquisitions have enabled it to enter new markets and increase penetration of existing markets, resulting in significant sales growth. Upon the consummation of each acquisition, the Company has endeavored to identify all material net assets of each acquired business in order to allocate the total purchase price to those assets. In each case, this has included an evaluation of the fungibility of current assets and current liabilities, and the state of manufacturing and other equipment and facilities. Material amounts of goodwill have also been recorded and are being amortized against earnings.

The Company's strategy includes increased investment in its acquired companies to increase their productivity and better position them to pursue growth opportunities. This strategy has resulted in significant capital expenditures at the Company's facilities in Houston, Texas and Cape Girardeau, Missouri, during the 1995 period, and at the Company's Argos, Indiana facility during the 1996 period. Management anticipates that the future benefits of these actions will include reduced manufacturing costs that reflect lower labor costs and higher throughput from (i) added automation and manufacturing process improvements, (ii) increased product quality, (iii) better material control and reduced scrap. The Company believes these expenditures will result in increased customer satisfaction, increased sales supported by the new capacity and, ultimately, in improved operating results and cash flows over those which would otherwise have been achieved.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, summary statement of operations data and the percentages that selected income statement items bear to sales and the percentage change in the dollar amounts of such items.

                                                                                                            Percentage Change
                                                                                                           Three          Nine
                                                                                                           Months        Months
                                          Three Months Ended               Nine Months Ended               Ended          Ended
                                              March 31,                         March 31,                 March 31,     March 31,
                                      1995               1996             1995              1996        1995 to 1996   1995 to 1996
                                      ----               ----             ----              ----        ------------   ------------
Sales                           $24,155   100.0%  $24,962   100.0%  $61,137   100.0%  $70,164   100.0%      3.3%           14.8%
Cost of sales                    17,732    73.4%   19,274    77.2%   45,056    73.7%   55,030    78.4%      8.7%           22.1%
                                -------   ------  -------   ------  -------   ------  -------   -----
Gross Profit                      6,423    26.6%    5,688    22.8%   16,081    26.3%   15,134    21.6%    (11.4)%          (5.9)%
Operating expenses                3,584    14.8%    4,108    16.5%    8,978    14.7%   11,712    16.7%     14.6%           30.5%
Amortization of intangible assets   485     2.0%      511     2.1%    1,140     1.9%    1,532     2.2%      5.4%           34.4%
                                -------   ------  -------   ------  -------   ------  -------   -----
Operating income                  2,354     9.8%    1,069     4.2%    5,963     9.7%    1,890     2.7%    (54.6)%         (68.3)%
Interest expense                  2,052     8.5%    2,636    10.6%    4,719     7.7%    7,962    11.4%     28.5%           68.7%
Other (income) expense              (75)   (0.3)%      33     0.1%      (92)   (0.2)%      78    0.11%    144.0%          184.7%
                                -------   ------  -------   ------  -------   ------  -------   -----
Income (loss) before provision
 for income taxes                   377     1.6%   (1,600)  (6.4)%    1,336     2.2%   (6,150)   (8.8)%  (524.4)%        (560.3)%
Provision (benefit) for income
 taxes                              251     1.0%     (446)  (1.8)%      638     1.0%    (1,547)  (2.2)%  (277.7)%        (342.5)%
                                -------   ------  -------   ------  -------   ------  -------   -----
Income before minority interest     126     0.6%   (1,154)  (4.6)%      698     1.2%    (4,603)  (6.6)% (1015.9)%        (759.5)%
Minority interest                    -       -        -       -          10    0.02%       -       -       -                -
                                -------   ------  -------   ------  -------   ------  -------   -----
Income before extraordinary item    126     0.6%   (1,154)  (4.6)%      688     1.2%    (4,603)  (6.6)% (1015.9)%        (769.0)%
Extraordinary item                2,943    12.2%      -       -       2,943     4.8%       -       -      NM               NM
                                -------   ------  -------   ------  -------   ------  -------   -----
Net income (loss)               $(2,817)  (11.6)% $(1,154)  (4.6)%  $(2,255)   (3.6)%  $(4,603)  (6.6)%   (59.0)%         104.1%
                                -------   ------  -------   ------  -------   ------  -------   -----
                                -------   ------  -------   ------  -------   ------  -------   -----
EBITDA                          $   817     3.4%  $ 2,713   10.9%   $ 6,711     11.0%  $ 6,712    9.6%     232.1%          0.02%


THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1995

     NET SALES.   Net sales of $25.0 million for the three months ended March
31, 1996, increased $0.8 million from net sales of $24.2 million for the three months ended March 31, 1995. The increase reflects the inclusion of $1.8 million of net sales of Continental which was acquired in February 1995, and therefore not fully included in the comparable 1995 results. Excluding the effect of this acquisition, sales decreased $1.0 million from 1995 to 1996.
This decrease resulted from lower volumes in the 1996 period ($0.5 million) and by reductions in selling prices from 1995 to 1996. The Company believes the severe winter weather experienced by much of the midwest and eastern portions of the United States during the 1996 quarter adversely affected shipping volumes.

     GROSS PROFIT.  Gross profit of $5.7 million in 1996 decreased
$0.7 million from $6.4 million in 1995. The results of Continental provided $0.5 million of gross profit in 1996. Excluding Continental's results, gross profit decreased $1.2 million from 1995 to 1996. This decrease was primarily the result of reduced production levels, lower gross profit provided by the Company's distribution activities and costs related to starting up the Company's Argos, Indiana, facility.

The Company's manufacturing unit volume during the three months ended March 31, 1996 was flat compared to manufacturing unit volume during the three months ended March 31, 1995. However, production volume through December 31, 1995 was lower than production levels at the same point in the prior year by 18%. As a result of the reduced volume of production, higher unit costs were attached to each unit produced during the current fiscal year. When this inventory was sold during the March quarter, the higher unit costs resulted in lower gross profit per unit sold. Manufacturing volume during the 1996 period was lower than in the 1995 period because of decisions made by management in response to a combination of softer demand for the Company's manufactured products and anticipated reductions in raw material prices. This had an unfavorable impact on the Company's gross profit in the amount of $0.6 million during the three months ended March 31, 1996 compared to the three months ended March 31, 1995.

Gross profit provided by the Company's distribution activities was lower in 1996 compared to 1995 as a result of both lower sales prices ($0.3 million) and lower sales volume ($0.1 million). The lower sales prices result from continued competitive pressures felt by the Company during 1996 and management's decision to meet competitors' prices at lower margins where appropriate. In addition, gross profit was adversely impacted by higher manufacturing fixed costs, primarily consisting of depreciation and operating leases ($0.1 million), and costs related to bringing the Company's Argos, Indiana facility operational ($0.2 million). The Argos facility began production on February 19, 1996, and shipping from this facility began during March 1996. However, because of fixed costs in the facility, Management does not expect Argos to absorb its fixed costs at a level to provide normal gross margins until October 1996, when four production lines are operational.

Gross margin has deteriorated from 26.6% of sales in 1995 to 22.8% of sales in the 1996 period, which included the results of Continental. Without including Continental's gross margin, gross margin has deteriorated to 20.6% of sales. The decrease in gross margin reflects lower production levels, competitive pressures on distribution activities, higher manufacturing fixed costs, and costs related to the Argos, Indiana facility. These factors adversely impacted gross profit as a percentage of sales by 2%, 2%, 1% and 1%, respectively.

     OPERATING EXPENSES. Operating expenses of $4.6 million in 1996 increased $0.5 million from $4.1 million in 1995, primarily due to the inclusion of $0.4 million of operating expenses from Continental. The balance of $0.1 million consists of higher personnel costs in the 1996 quarter as compared to the 1995 quarter reflecting, increases in salaries at the Company's Ohio operations, and increased sales staff to support the Company's Bettix(TM) product line.

     INTEREST EXPENSE. Interest expense of $2.6 million in 1996 increased
$0.6 million from interest expense of $2.0 million in 1995. The increase reflects additional indebtedness related to the acquisition of Continental ($0.4 million), and higher balances on the Company's revolving credit facility in 1996 ($0.1 million), and an increase in the effective interest rate on the Company's new senior notes as compared with prior financing.

     PROVISION (BENEFIT) FOR INCOME TAXES. During the 1996 quarter the Company recorded a benefit from income taxes of $0.4 million compared to a provision for income taxes of $0.3 million in the 1995 quarter. The benefit recorded in 1996 arises from the losses incurred in that quarter. The effective rate of 27.9% is less than the effective rate of 66.6% recorded in 1995, primarily because of the limitations on benefits generated from the losses in 1996. The effective tax rate in the 1995 period is higher than the statutory rate due to exclusion of goodwill amortization in determining taxable income.

     EXTRAORDINARY ITEM. In February 1995, in connection with the placement of its senior notes, the Company repaid all of its then existing debt. The repayment of this debt was early and resulted in an extraordinary charge of $1.9 million consisting of cash prepayment premiums of $1.1 million plus $3.3 million from the write off of existing deferred financing costs, partially offset by a related income tax benefit of $1.5 million. There was no similar transaction during the 1996 period.

NINE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 1995

     NET SALES.   Net sales of $70.2 million for the nine months ended March 31,
1996, increased $9.1 million from net sales of $61.1 million for the nine months ended March 31, 1995. The increase reflects the inclusion of $10.1 million of net sales of Continental acquired in February 1995, and therefore not fully included in the comparable 1995 results. Excluding the effect of this acquisition, sales decreased $1.0 million from 1995 to 1996. This reflects lower sales volumes for the nine months ended March 31, 1996 than for the nine months ended March 31, 1995 ($0.8 million) and lower selling prices in the 1996 compared with the 1995 period.

     GROSS PROFIT. Gross profit of $15.1 million in 1996 decreased $1.0 million from $16.1 million in 1995. The results of Continental provided $3.4 million more gross profit in 1996 than in the 1995 period due to the timing of its acquisition. Excluding Continental's results, gross profit decreased $4.4 million from 1995 to 1996. This decrease was primarily the result of lower production levels in the 1996 period as compared with the 1995 period, and lower gross profit provided by the Company's distribution activities.

The Company's manufacturing unit volume was down approximately 7% for the nine months ended March 31, 1996 compared with the nine months ended March 31, 1995. Manufacturing volume during the 1996 period was lower than in the 1995 period because of decisions made by management in response to a combination of softer demand for the Company's manufactured products and anticipated reductions in raw material prices. The lower production volume resulted in a higher level of fixed costs allocated to each item produced and, when the related products were sold, a lower gross profit realized. This had an unfavorable impact on the Company's gross profit in the amount of $2.2 million.

Gross profit provided by the Company's distribution activities was lower in the 1996 period compared to the 1995 period as a result of lower selling prices ($1.0 million), and as a result of lower unit volume ($0.3 million). The lower selling prices reflect continued competitive pressures felt by the Company during 1996 and management's decision to meet its competitors' prices at lower margins where appropriate. In addition, gross profit was adversely impacted by higher fixed costs, primarily consisting of depreciation and operating leases ($0.4 million), higher freight costs ($0.2 million), and costs related to bringing the Company's Argos, Indiana facility operational ($0.3 million).

Gross margin has deteriorated from 26.3% of sales in 1995 to 21.6% of sales in the 1996 period, which included the results of Continental. Without including Continental's gross margin, gross margin has deteriorated to 18.6% of sales.
The decrease in gross margin reflects lower production levels, higher manufacturing fixed costs, competitive pressures on distribution activities, and costs related to the Argos, Indiana facility. These factors impacted gross margin as a percentage of sales by 3%, 1%, 2% and 1%, respectively.

     OPERATING EXPENSES. Operating expenses of $13.2 million in 1996 increased $3.1 million from $10.1 million in 1995 primarily due to the inclusion of $2.4 million of operating expenses from Continental. The balance of $0.7 million consists of higher personnel costs in the 1996 period as compared to the 1995 period reflecting new management personnel in the Company's Houston operations, increases in salaries at the Company's Ohio operations, and increased sales staff to support the Company's Bettix(TM) sales efforts.

     INTEREST EXPENSE. Interest expense of $8.0 million in 1996 increased
$3.3 million from interest expense of $4.7 million in 1995. The increase reflects additional indebtedness related to the acquisition of Continental ($2.0 million), higher balances on the Company's revolving credit facility in 1995 ($0.1 million), and an increase in the effective interest rate on the Company's new senior notes as compared with prior financing.


     PROVISION (BENEFIT) FOR INCOME TAXES.   During the 1996 period the Company
recorded a benefit from income taxes of $1.5 million compared to a provision for income taxes of $0.6 million in the 1995 period. The benefit recorded in 1996 arises from the losses incurred in that period. The effective rate of 25.2% is less than the effective rate of 47.8% recorded in 1995, primarily because of the limitations on benefits generated from the losses in 1996. The effective tax rate in the 1995 period is higher than the statutory rate due to exclusion of goodwill amortization in determining taxable income.

     EXTRAORDINARY ITEM. In February 1995, in connection with the placement of its senior notes, the Company repaid all of its then existing debt. The repayment of this debt was early and resulted in an extraordinary charge of $1.9 million consisting of cash prepayment premiums of $1.1 million plus $3.3 million from the write off of existing deferred financing costs, partially offset by a related income tax benefit of $1.5 million. There was no similar transaction during the 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity and capital resources have been significantly impacted by its acquisition and financing activities and has been recently adversely impacted by the reduction in operating income and the increase in interest costs.

     The Company has historically financed its business activities and acquisitions through debt, preferred and common equity placements and internally generated cash flow. During the nine months ended March 31, 1996, the Company's operations used approximately $0.4 million in cash compared with $0.8 million in 1995. However, interest costs have risen to $8.0 million during the nine months ended March 31, 1996 from $4.7 million during the nine months ended March 31, 1995. Cash flow from operations was positively affected by decreases in accounts receivable of $1.2 million, inventories of $0.2 million, and the income tax refund receivable of $2.1 million, offset by an increase in prepaid expenses of $0.2 million and reductions in accounts payable, accrued liabilities and accrued interest of $0.5 million, $1.4 million and $1.8 million, respectively.

     The Company's investing activities used $4.5 million in the nine months ended March 31, 1996 compared with $31.1 million in 1995. The use in 1996 largely reflects capital expenditures of $4.2 million and the use in 1995 includes capital expenditures of $7.1 million. The capital expenditures comprise significant capital investments which are directed toward increasing the efficiency and overall capacity of the Company's manufacturing operations. The capital investments in the 1996 period are principally related to starting operations at the Company's Argos, Indiana facility and have been funded primarily through internally generated cash flow. The capital investments in 1995 were primarily related to its Houston facilities. At March 31, 1996, the Company has outstanding commitments to purchase approximately $2.4 million for manufacturing machinery and equipment and molds. The Company expects to take delivery of this equipment through December 1996. In 1995 the Company also used $24.1 million (including payment of prepaid compensation) in investing activities related to the acquisition of Continental which was completed in February 1995.

     The Company bills its customers upon delivery of products. The Company's standard payment terms provide for a 2% cash discount if current purchases are paid for by the tenth day of the month following invoicing. All unpaid invoices are due by the end of the month following invoicing. The average days' sales outstanding was approximately 40 days at March 31, 1996 and 49 days at June 30, 1995. Days sales outstanding decreased as a result of Management's continued emphasis on improved collection efforts. Accounts receivable also decreased from June 30, 1995 as a result of lower sales in the March quarter as compared with the June quarter.


     The Company's inventories at March 31, 1996 represented approximately 59 days' sales compared to 66 days at June 30, 1995. This decrease resulted from Management's decision to maintain reduced production levels through the March quarter. Production levels were reduced in response to soft demand for products during the quarter.

     Accounts payable at March 31, 1996, represented approximately 39 days' purchases compared to 46 days' purchases at June 30, 1995. Accounts payable was affected by lower production levels during the March quarter and the impact of the lower production levels on purchase requirements. At March 31, 1996, the Company does not have any material purchase commitments for inventory purchases.

     The Company has a line of credit agreement with a bank which provides for up to $15 million of borrowings (expandable to $20 million) limited to specified amounts of inventory and accounts receivable. At May 9, 1996, outstanding borrowings and remaining availability under the revolving line of credit agreement were $11.8 million and $1.1 million, respectively. At March 31, 1996, covenants contained in the line of credit agreement required the Company to maintain the following financial statistics, measured quarterly on a consolidated basis: maximum working capital deficiency of $1,000,000, an interest coverage ratio of not less than 0.8 to 1, a fixed charge ratio of not less than 0.2 to 1, and consolidated net worth of not less than $1,600,000. Additionally, Patrick was required to maintain minimum net worth of $2,700,000, and Texberry and Continental were required to maintain maximum net worth deficit of $4,600,000 and $2,500,000, respectively.

     Following the sale of the Company's senior notes and as a result of the debt incurred to finance the Company's acquisitions and capital improvements, the Company became substantially leveraged. The degree to which the Company is leveraged could (i) impact the ability of the Company to obtain additional financing in the future for working capital, capital expenditures or general corporate purposes, (ii) will require the Company to devote a substantial portion of its cash flow from operations to the payment of interest on indebtedness, and (iii) may result in the Company's becoming more vulnerable to economic conditions or competitive pressures.

     The Company has experienced significantly lower gross profits in 1996 as compared with the same periods during 1995. Additionally, the Company's sales levels during the three and nine months ended March 31, 1996 are approximately the same as sales levels experienced during the same period of the prior year, after taking account of the impact of including Continental's net sales. The reduction in gross profit and flat sales, together with higher cash requirements to service the Company's indebtedness, has resulted in liquidity levels lower than historical levels. While these liquidity levels are sufficient to cover the Company's present operating requirements and many debt service requirements, they are not sufficient to cover the Company's interest payments due in the near term on the Company's senior notes. Management is addressing this issue by exploring avenues to obtain additional liquidity. These avenues consist of the possible sale of selected assets or raising additional capital. While management is optimistic that sufficient liquidity can be obtained through the sale of selected assets, and ultimately through improved operating results at the Company's operating units, there can be no assurance that such additional sources of liquidity will be available on terms acceptable to the Company, or at all, or that operating results can be improved sufficiently to cover all of the Company's debt service requirements, or that the sale of assets will not adversely affect the Company's future operating results.

EBITDA.   EBITDA is computed by adding the sum of interest income, interest expense, amortization of deferred loan costs, depreciation and amortization, to income before income taxes. EBITDA is presented to provide additional information about the Company's ability to meet its future debt service, capital expenditure and working capital requirements. EBITDA is not an alternative to operating income as a measure of liquidity or representative of cash available to fund all cash flow needs.


EBITDA of $6.7 million (9.6% of net sales) in the nine months ended March 31, 1996 was flat as compared with the 1995 period. However, as a percentage of sales EBITDA in 1996 was 9.6% of sales as compared with 11.0% in 1995. EBITDA in 1996 includes the results of Continental for the full period which provided $3.1 million of EBITDA compared with $1.0 million provided in the 1995 period when Continental was included from its February 10 acquisition date. Excluding the effect of Continental, EBITDA decreased $2.1 million. This decrease was due to the degradation of the Company's gross margin in 1996 compared to 1995, as discussed above under Gross Profit, and the increases in personnel costs as discussed above under Operating Expenses.

PART II  - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None

     (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                                SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Date: May 10, 1996

                              RXI HOLDINGS, INC.



                              By: /s/ Leon Farahnik
                                  -----------------------
                                   Leon Farahnik
                                   Chairman of the Board,
                                   President and Chief
                                   Executive Officer





                              By: /s/ Marvin Liebman
                                  -----------------------
                                   Marvin Liebman
                                   Executive Vice President-Finance,
                                   Chief Financial Officer and Secretary