Form 10-K
period 1996-06-30
RXI HOLDINGS INC
filed 1996-10-15
CIK 909140

-------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                                  FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                                   OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934


                        COMMISSION FILE NO. 33-94420

                            RXI HOLDINGS, INC.
           (Exact name of Registrant as specified in its charter)

                     DELAWARE                               95-44426626
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)

11111 SANTA MONICA BLVD., LOS ANGELES, CALIFORNIA              90025
    (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code:  (310) 473-7005

         Securities registered pursuant to Section 12(b) of the Act:
                                    None


         Securities registered pursuant to Section 12(g) of the Act:
                                    None


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   NO
                                                    ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes      NO  X
                                ---     ---

     As of September 30, 1996, there were 4,945,500 shares of the Registrant's Common Stock outstanding.

-------------------------------------------------------------------------------

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their business without fear of litigation so long as their statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements.

     This Annual Report on Form 10-K contains statements about the Company's projected financial results and its future plans and strategies. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from those included in the forward-looking statements made herein. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; competitive factors such as the introduction of new product lines or production methods in the same markets; changes in development and operating costs, including costs of resources, labor and shipping; risks associated with debt financing, including the Company's ability to meet required payments of principal and interest; general business and economic conditions; and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission.

Item 1.   Business

BUSINESS

     RXI Holdings, Inc ("Holdings") and its operating subsidiary, RXI Plastics, Inc. ("Plastics") (collectively the "Company") manufacture rigid plastic containers, closures and fitments for the food, household chemical, agricultural and specialty chemicals, pet supply, personal care and pharmaceutical and automotive markets. The Company maintains manufacturing facilities in Texas, Ohio, West Virginia, Indiana, Missouri and California. As of June 1, 1996, the Company sold the distribution operations which accounted for approximately $28 million of the Company's revenues for the year ended June 30, 1996. For the year ended June 30, 1996, the Company generated actual revenues and earnings before income taxes, interest expense, amortization of deferred loan costs, and depreciation and amortization expense ("EBITDA") of $94 million and $5.8 million, respectively.

     The Company manufactures a wide variety of plastic containers in sizes ranging from less than 1 ounce to over 2.5 gallons and a wide range of closures and fitments, in total representing over 3,800 stock keeping units ("SKUs"). The Company's products include innovative container designs such as the BETTIX-Registered Trademark- bottle, a container with a patented self-contained measuring device that dispenses liquids in precise dosages, as well as a patented cap/sifter assembly that is used primarily in the packaging of spices. The Company also manufactures multi-purpose containers and closures for packaging products, including edible oils, spices, liquid cleaners, cat litter, fertilizers, cosmetics, personal care items, medicines and automotive additives.

     Management believes the Company's relationships with its customers are both strong and long-standing. Approximately 73% of the Company's pro-forma manufacturing revenues for the fiscal year ended June 30, 1996 were generated from customers who have been served by the Company for at least five years.

     During the last ten years, the rigid plastic container market grew faster than the overall container market in the United States, primarily as a result of the substitution of plastic containers for glass, metal or paper in many applications. Management believes the demand for plastic containers will continue to increase as new applications and resin compounds are developed, and as consumer product companies increasingly take advantage of plastic's special characteristics that allow it to be molded into innovative designs, unique shapes and in a wide range of colors. The Company's primary business objective is to continue its revenue growth trends and to improve its operating profitability. Key components of management's strategy include (i) the continued expansion of strong customer relationships, (ii) continued realization of improvements in productivity, and (iii) the pursuit of growth opportunities such as expanding sales of BETTIX-Registered Trademark- bottles, manufacturing other innovative application-specific containers and pursuing selected long-term partnering opportunities and acquisitions.

HISTORY

     Holdings, a Delaware corporation, was formed in April 1993 to acquire regional plastic container manufacturers throughout the United States and consolidate them into a larger, more competitive entity that would be in a position to service larger customers across multiple markets. In the fourth quarter of fiscal 1996, the Company reorganized its wholly-owned subsidiaries, Texberry Container Corporation ("Texberry") and Patrick Plastics, Inc. ("Patrick"), transferring Texberry's manufacturing operations to, and merging Patrick with, Continental Plastics Incorporated ("Continental") which had been renamed RXI Plastics, Inc. The Company subsequently sold Texberry, which comprised the remaining distribution operations, to an unrelated third-party for $11.25 million, receiving $1.624 million in cash, $7.380 million through assumption of debt and liabilities, and a deferred payment obligation of $2.25 million, payable in five (5) years and bearing interest at a rate of 10% per annum payable quarterly. In addition, at closing, $2.628 million was placed in an escrow account, the disposition of which is contingent on the buyer achieving certain operating results over the one year period following closing. The escrow funds are not included as a part of the sales price.

     In May 1996, the Company acquired the plastic bottle business and related assets of Vanguard Plastics of California, Inc. ("Vanguard") at an aggregate cost of approximately $1.376 million, including the assumption of certain liabilities. The acquisition was accounted for as a purchase. Subsequent to the acquisition, Vanguard was merged into Plastics.

PRODUCTS AND CUSTOMERS

     The Company provides its customers with a wide variety of products and services. The Company's operations utilize four primary processes (i) extrusion blow molding, (ii) injection molding, (iii) injection-blow molding, and (iv) stretch blow molding using high density polyethylene ("HDPE," the principal resin used by the Company), polyvinyl chloride ("PVC"), polypropylene, low-and medium-density polyethylene, polyethylene teraphtalate ("PET") preforms, and recycled materials.

     The table below summarizes the major end markets currently served by the Company based on pro-forma manufacturing sales, assuming the acquisition of Vanguard occurred on July 1, 1995, for the fiscal year ended June 30, 1996.

                                                 LAST FISCAL YEAR
          END MARKET                               NET SALES (%)
          ----------                             -----------------

          Food                                         34%
          Household Chemical                           19%
          Agricultural & Specialty Chemical            13%
          Pet Supply                                   12%
          Personal Care & Pharmaceuticals               8%
          Automotive                                    5%
          Other                                         9%

   FOOD. The food industry constitutes a vast market for the rigid plastic packaging industry but is generally characterized by relatively low margin, common-design containers (bottles, tubs and caps). The Company has found selected niche areas of this market and, in dollar sales volume, food containers and closures represent its largest single customer market. The Company manufactures PET bottles that offer the clear, clean look of glass in a non-breakable, light-weight, recyclable product for salad oils. It produces special-shaped honey and syrup bottles for regional food producers and jam/jelly and mustard bottles for a national food packager/distributor. The Company supplies the dried spice industry with bottles, custom closures (generally with a sifter or perforated inner lid to assist the consumer in shaking and dispensing the spice contents). The Company also makes very small (1/4 ounce) bottles with droplet-dispensing caps for food coloring and flavorings.

   HOUSEHOLD CHEMICAL. The household chemical industry is characterized by customers that look for reasonable price, high quality and fast order response. These requirements generally result in a stable customer base for plastic bottle manufacturers who typically tailor production to the customers' specifications. The Company sells a variety of bottles ranging from quart to multi-gallon sizes, with and without built-in handles. These bottles are generally used for floor cleaners and waxes and bathroom/kitchen cleansers. The Company also provides caps and nozzles for dispensing glues and lubricants from tubes or bottles.

   AGRICULTURAL AND SPECIALTY CHEMICALS. The agricultural and specialty chemicals industry requires non-breakable, leak-proof plastic bottles that are often specially-treated to create a better air barrier and to improve chemical resistance. The major companies in this market, who are among the largest chemical producers in the world, seek long-term relationships with container manufacturers to provide excellent service, high quality and fast order response. Management believes an industry trend has been to require bottle manufacturers to provide "value-added" services such as special labeling and repeat leak testing (after post-molding chemical treatments have been applied to the bottles). For this level of service, customers in this industry have historically been willing to pay a premium.

   PET SUPPLY. The Company developed a new packaging concept for a customer in 1992 that management believes complements the unique characteristics of the customer's new "clumping cat litter," augmenting the convenience of use and neatness of dispensing the product. This new product line now represents a significant share of the Company's manufacturing business and the Company has established a long-term requirements contract with one of the major cat litter producers in the United States.

   PERSONAL CARE AND PHARMACEUTICAL. The personal care and pharmaceutical market utilizes large quantities of plastic bottles for medicines, shampoos, antiseptic cleaners and other personal care products. This industry uses the containers for its products as a major marketing tool and frequently changes its specifications for bottle shapes, colors, labeling, closure design or other design features to make the products stand out on retail shelves. The Company, with its in-house design capabilities, provides this industry with marketing and product design assistance.

   AUTOMOTIVE. The automotive after-market is another large market for rigid plastic containers and caps/closures. The Company provides containers for radiator leak sealant, and custom-designed BETTIX-Registered Trademark-bottles that dispense precise amounts of oil to be added to fuel in two-cycle engines, one-gallon HDPE bottles for windshield washer solvent and antifreeze, and plastic quart bottles for engine oil. Other than the BETTIX-Registered Trademark-bottles, these are generally multi-purpose "standard" type products that the Company, by virtue of its high-efficiency low-cost manufacturing operation, offers at very competitive prices.


   OTHER. The "other" category includes a variety of industries and market niches. The arts-and-crafts industry is an example of a niche industry that has been served by the Company for many years. The Company has developed a number of unique bottles and dispenser product designs for glues, inks, dyes, and paints. Historically, packaging for the arts-and-crafts industry has generated above-average profit margins.

   The Company manufactures over 2,000 different styles and colors of plastic containers in sizes ranging from less than one ounce to over 2.5 gallons, plastic bottles, plastic sifter fitments, dispensing fitments, nozzles, closures and specialty items custom manufactured to certain design specifications. The Company's product line exceeds 3,800 SKUs.

   The Company is also the exclusive U.S. licensee for the BETTIX-Registered Trademark- bottle until 2000. The BETTIX-Registered Trademark- line of bottles have a patented self-contained measuring and dispensing chamber (which fills through a blow molded tube on one side of the container) that eliminates the need for a separate measuring device. Based on current applications, BETTIX-Registered Trademark- containers are produced in 36 variations, and 14 stock sizes, ranging from four ounces to 64 ounces. The Company also emphasizes its own product research and development and owns 23 U.S. patents and has applications for patents pending for four additional products. One of these recently patented products is a bottle cap/sifter fitment assembly that can be assembled in one step rather than in two separate processes. The Company uses its research and development expertise to meet special packaging requirements of customers, using computer-aided design stations to develop and manufacture custom packaging.

   The Company's products are sold nationally with an emphasis on territories within a 350-mile radius of its manufacturing facilities.

   The Company's major customers include Golden Cat (a Ralston-Purina company), Dupont, Pine-O-Pine, Lime-O-Sol, Spartan Chemical, Canberra, Betco,
T. J. Lipton, McCormick & Co., Krazy Glue, Zeneca AG Products, Kroger Company and Duncan Enterprises.

Item 2.  PROPERTIES

   The Company operates out of more than one million square feet at the following locations:

                                                     SQUARE FEET    OWN/LEASE
                                                     -----------    ---------

     Headquarters and Principal Executive Offices
     Los Angeles, CA                                    3,000         Leased

     BETTIX-Registered Trademark- Sales Office
     Tempe, AZ                                            500         Leased

                                                     SQUARE FEET    OWN/LEASE
                                                     -----------    ---------

     Offices, Manufacturing Plant and
     Warehouse Facility
     Houston, TX                                     326,100          Owned

     Warehouse Facility
     Houston, TX                                      57,500          Leased

     Manufacturing Plant
     Cape Girardeau, MO                               70,300          Leased

     Offices and Manufacturing Plant
     Ottawa, OH                                       45,000          Leased

     Warehouse Facility
     Leipsic, OH                                     237,800          Leased

     Manufacturing Plant and
     Warehouse Facility
     Argos, IN                                       125,000          Owned

     Offices, Manufacturing Plant and
     Warehouse Facility
     Triadelphia, WV                                 120,000          Owned

     Warehouse Facility
     Benwood, OH                                      35,000          Leased

     Offices and Warehouse Facility
     Los Angeles, CA                                  30,000          Leased

     Manufacturing Plant
     Los Angeles, CA                                  29,500          Leased

     The lease for the warehouse facility in Benwood, OH, is on a month-to-month basis. Otherwise, the earliest lease termination date is September 1997 for the Los Angeles manufacturing plant. The leases for manufacturing plants each contain provisions allowing the Company the option to renew the lease for two additional five-year periods, although the renewal of the Cape Girardeau, MO, lease is subject to certain conditions precedent. The Company also has options to purchase the facilities located in Ottawa, OH, Leipsic, OH and the warehouse facility in Houston, TX. The Company believes that its property and equipment are well maintained, in good operating condition and are adequate for its present needs.

Item 3.  Legal Proceedings

     From time to time, the Company may become party to various legal proceedings involving routine claims which are incidental to its business. The legal and financial liability of the Company with respect to such matters cannot be estimated at the present time, but the Company does not expect that such matters would have a material adverse effect on the financial condition or results of operation of the Company taken as a whole.

Item 4.  Submission of Matters to a Vote of Security-Holders

     None

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is not listed on any national exchange and currently no established public trading market exists for the Common Stock.

Item 6.  Selected Financial Data

                      SELECTED HISTORICAL FINANCIAL DATA OF
                     RXI HOLDINGS, INC. AND SUBSIDIARY[IES]

     The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements and related notes of "RXI Holdings, Inc. and Subsidiary(ies)" and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the years ended June 30, 1995 and 1996, included elsewhere herein. The selected historical consolidated balance sheet data presented below as of June 16, 1993, June 30, 1993 and 1994 and the selected historical consolidated statement of operations data presented below for the period from August 1, 1992 through June 16, 1993, and for the period from the date of inception (April 22, 1993) through June 30, 1993 are derived from the consolidated financial statements of the Company and Texberry (predecessor of the Company), which financial statements have been audited by Deloitte & Touche LLP, independent auditors, and are not included herein. The selected historical consolidated balance sheet data presented below as of June 30, 1995 and 1996 and the selected historical consolidated statement of operations data presented below for the years ended June 30, 1994, 1995 and 1996 are derived from the consolidated financial statements of the Company included elsewhere herein, which financial statements have been audited by Deloitte & Touche LLP, independent auditors. The selected historical balance sheet data presented below as of July 31, 1992 and the consolidated statement of operations data presented below for the year ended July 31, 1992 are derived from financial statements of Texberry audited by other auditors not included herein.

                                                       PREDECESSOR COMPANY             RXI HOLDINGS, INC. AND SUBSIDIARY[IES]
                                                     -------------------------     ---------------------------------------------
                                                                                   PERIOD
                                                                    PERIOD          FROM
                                                                     FROM         INCEPTION
                                                                    AUGUST 1,     (APRIL 22,
                                                                      1992          1993)
                                                     YEAR ENDED     THROUGH        THROUGH
                                                     JULY 31,       JUNE 16,       JUNE 30,              YEAR ENDED JUNE 30,
                                                     --------       --------       --------       --------------------------------
                                                       1992           1993          1993(a)        1994(b)     1995(c)     1996(d)
                                                     --------       --------       --------       --------    --------     -------
                                                                                    (Dollars in Thousands)
STATEMENT OF OPERATIONS DATA:
  Net sales . . . . . . . . . . . . . . . . . . .    $ 49,357       $ 44,602       $  2,042       $ 55,052    $ 86,779      93,963
  Cost of sales . . . . . . . . . . . . . . . . .      37,666         34,755          1,560         41,678      66,756      74,768
                                                     --------       --------       --------       --------    --------    --------
  Gross profit . . . . . . . . . . . . . . . . . .     11,691          9,847            482         13,374      20,023      19,195
  Operating expenses . . . . . . . . . . . . . . .      8,397          7,652            664          9,877      19,338      17,725
                                                     --------       --------       --------       --------    --------    --------
  Income (loss) from operations. . . . . . . . . .      3,294          2,195           (182)         3,497         685       1,470
  Interest expense . . . . . . . . . . . . . . . .        870            542             77          2,736       7,284      10,662
  Reorganization costs . . . . . . . . . . . . . .                                                                           2,278
  Other expense (income) . . . . . . . . . . . . .        (41)           (58)            (2)            50        (102)        105
                                                     --------       --------       --------       --------    --------    --------
  Income (loss) before income taxes. . . . . . . .      2,465          1,711           (257)           711      (6,497)    (11,575)
  Provision (benefit) for income taxes . . . . . .        885            532           (100)           388      (1,877)     (1,598)
                                                     --------       --------       --------       --------    --------    --------
  Income (loss) before minority interest . . . . .      1,580          1,179           (157)           323      (4,620)     (9,977)
  Minority interest. . . . . . . . . . . . . . . .         --             --             --              7          10          --
                                                     --------       --------       --------       --------    --------    --------
  Income (loss) before extraordinary item. . . . .      1,580          1,179           (157)           316      (4,630)     (9,977)
  Extraordinary item, net. . . . . . . . . . . . .         --             --             --             --      (2,943)         --
                                                     --------       --------       --------       --------    --------    --------
  Net income (loss). . . . . . . . . . . . . . . .   $  1,580       $  1,179       $   (157)      $    316    $ (7,573)   $ (9,977)
                                                     --------       --------       --------       --------    --------    --------
                                                     --------       --------       --------       --------    --------    --------
BALANCE SHEET DATA:
  Working capital. . . . . . . . . . . . . . . . .   $  3,590       $  2,498       $    902       $    306    $  3,663    $ (2,966)
  Total assets . . . . . . . . . . . . . . . . . .     18,416         17,351         32,329         60,684      99,745      87,914

  Total debt and redeemable
    stock and warrants(e). . . . . . . . . . . . .      8,247         6,757        20,615        40,930      72,562      74,740
  Total shareholders' equity (deficiency). . . . .      4,940         5,619         4,231         8,943       6,754      (3,483)(f)

OTHER DATA:
  Net cash provided by (used in)
    operating activities . . . . . . . . . . . . .   $  3,068      $  2,995      $  1,156      $  2,670    $ (1,486)    $ 2,399
  Net cash used in investing activities. . . . . .     (1,007)         (488)      (16,504)      (21,486)    (31,086)     (6,243)
  Net cash used in (provided by)
    financing activities . . . . . . . . . . . . .     (1,593)       (2,122)       17,060        18,029      31,771       3,745
  EBITDA(g) . . .. . . . . . . . . . . . . . . . .      5,216         3,585          (137)        5,108       7,413       5,786
  Depreciation and amortization. . . . . . . . . .   $  1,881      $  1,332      $     43      $  1,668    $  6,636     $ 6,699
  Amortization of deferred loan costs. . . . . . .         --            --            20           333         665         850
  Net interest expense . . . . . . . . . . . . . .        870           542            57         2,403       6,619       9,812
  Capital expenditures . . . . . . . . . . . . . .      1,027           498            17         4,115       9,024       7,093
  Ratio of earnings to fixed charges(h). . . . . .      3.15x         3.21x            NM          1.25x        .16x         NM(i)
  Ratio of EBITDA to net interest
    expense(j) . . . . . . . . . . . . . . . . . .      6.00          6.61             NM          2.13        1.12          NM

---------------
(a) The Company was incorporated on April 22, 1993 and acquired Texberry on June 16, 1993. Prior to its acquisition of Texberry, the Company had no significant activities or operations. Texberry's operating results are included only from its acquisition date through June 30, 1993, the Company's fiscal year end. Since Texberry's fiscal year end was changed from July 31 to June 30, its operating results for the month of July 1993 are included in the Company's 1994 fiscal year.

(b) Reflects one full fiscal year of Texberry's operating results and 49 days of Patrick's operating results, since Patrick was acquired on May 12, 1994. As a result of the Patrick acquisition and the change in fiscal year, these results are not directly comparable to those of the predecessor company.

(c) Reflects the full fiscal year of Texberry's and Patrick's operating results, and 140 days of Continental's operating results, since Continental was acquired on February 10, 1995. As a result of the Continental acquisition, these results are not directly comparable to those for the full fiscal year ended June 30, 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a comparison of fiscal periods.

(d) Reflects the full fiscal year of Texberry's manufacturing, Patrick's and Continental's results, eleven months of Texberry's distribution and 53 days of Vanguard's operating results, since Texberry's distribution business was sold on May 31, 1996 and Vanguard was acquired on May 9, 1996. As a result of the sale and the acquisition, these results are not directly comparable to those for the full fiscal year ended June 30, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations:" for a comparison of fiscal periods.

(e) Total debt includes long-term debt, current maturities of long-term debt and short-term debt.

(f) Shareholders' equity is comprised of $11.9 million of preferred stock, $1.3 million of common stock and $1.6 million of warrants, less $18.3 million of accumulated deficit.

(g) "EBITDA" represents the sum of income before taxes, interest expense, amortization of deferred loan costs, and depreciation and amortization expense. EBITDA is presented here to provide additional information about the Company's ability to meet its future debt service, capital expenditure, and working capital requirements. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles), should not be construed as an indication of a company's operating performance or as a measure of liquidity and does not represent cash available to fund all cash flow needs. EBITDA is derived as follows:

                                                                       YEAR ENDED JUNE 30,
                                                                       -------------------
                                                                     (DOLLARS IN THOUSANDS)
                                                                       1995           1996
                                                                       ----           ----
     Loss before income taxes, less minority interest(*) . .        $(6,507)     $ (11,575)
     Depreciation and amortization . . . . . . . . . . . . .          6,636          6,699
     Amortization of deferred loan costs . . . . . . . . . .            665            850
     Net interest expense. . . . . . . . . . . . . . . . . .          6,619          9,812
                                                                    -------      ---------
     EBITDA. . . . . . . . . . . . . . . . . . . . . . . . .        $ 7,413      $   5,786
                                                                    -------      ---------
                                                                    -------      ---------

     ---------------
        (*) Earnings before taxes is presented net of minority interest of $10,000 for the year ended June 30, 1995.

(h) In calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense (which includes amortization of deferred financing costs, whether expensed or capitalized, but excludes the extraordinary item recorded in the year ended June 30, 1995), plus one-third of rental expenses, representative of that portion of rental expense attributable to interest.


(i) In 1996, earnings are inadequate to cover fixed charges. The coverage deficiency is $0.4 million.

(j) The ratio of EBITDA to cash interest expense is provided to demonstrate the Company's coverage of its interest expense excluding amortization of deferred loan costs, which is also a component of interest expense. The ratio of EBITDA to cash interest expense is not an alternative to the Ratio of Earnings to Fixed Charges presented herein in accordance with Regulation S-K.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RXI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARY[IES]

   The following table sets forth, for the periods indicated, summary statement of operations data:

                                                           YEAR ENDED                     YEAR ENDED               YEAR ENDED
                                                             JUNE 30,                       JUNE 30,                JUNE 30,
                                                              1994                           1995                    1996
                                                     ----------------------        ----------------------     ---------------------
                                                                                   (Dollars in Thousands)
Net sales. . . . . . . . . . . . . . . . . .        $ 55,052         100.0%       $ 86,779         100.0%    $ 93,963       100.0%
Cost of sales. . . . . . . . . . . . . . . .          41,678          75.7          66,756          76.9       74,768        79.6
                                                    --------          ----        --------          ----     --------        ----
Gross profit . . . . . . . . . . . . . . . .          13,374          24.3          20,023          23.1       19,195        20.4
Operating expenses . . . . . . . . . . . . .           9,877          17.9          19,338          22.3       17,725        18.9
                                                    --------          ----        --------          ----     --------        ----
Income from operations . . . . . . . . . . .           3,497           6.4             685           0.8        1,470         1.5
Interest expense . . . . . . . . . . . . . .           2,736           5.0           7,284           8.4       10,662        11.3
Reorganization costs . . . . . . . . . . . .                                                                    2,278         2.4
Other expense (income) . . . . . . . . . . .              50           0.1            (102)         (0.1)         105         0.1
                                                    --------          ----        --------          ----     --------        ----
Income (loss) before income taxes. . . . . .             711           1.3          (6,497)         (7.5)     (11,575)      (12.3)
Provision (benefit) for income
 taxes . . . . . . . . . . . . . . . . . . .             388           0.7          (1,877)         (2.2)      (1,598)       (1.7)
                                                    --------          ----        --------          ----     --------        ----
Income (loss) before minority
 interest. . . . . . . . . . . . . . . . . .             323           0.6          (4,620)         (5.3)      (9,977)      (10.6)
Minority interest. . . . . . . . . . . . . .               7            --              10            --           --          --
                                                    --------          ----        --------          ----     --------        ----
Income (loss) before extraordinary item. . .             316           0.6          (4,630)         (5.3)      (9,977)      (10.6)
Extraordinary item, net. . . . . . . . . . .              --            --          (2,943)         (3.4)
                                                    --------          ----        --------          ----     --------        ----
Net income (loss). . . . . . . . . . . . . .        $    316           0.6%       $ (7,573)         (8.7)%   $ (9,977)      (10.6)%
                                                    --------          ----        --------          ----     --------        ----
                                                    --------          ----        --------          ----     --------        ----
EBITDA . . . . . . . . . . . . . . . . . . .        $  5,108           9.3%        $ 7,443           8.6%    $  5,786         6.2%

YEAR ENDED JUNE 30, 1996 COMPARED WITH THE YEAR ENDED JUNE 30, 1995

     Due to the acquisitions of Continental in February 1995 and Vanguard in May 1996, and the disposition of the Company's distribution operations effective June 1, 1996, 140 days of Continental's operating results are included in 1995, 11 months of the distribution operations and 53 days of Vanguard's operations are included in 1996. As a consequence of these transactions, the results for the year ended June 30, 1996 are not directly comparable to the results for the year ended June 30, 1995.

     NET SALES. Net sales of $94.0 million for the year ended June 30, 1996 increased $7.2 million from net sales of $86.8 million for the year ended June 30, 1995. The increase reflects the inclusion of $10.1 million of net sales of Continental for the period July 1, 1995 through February 9, 1996, and $1.8 million of net sales of Vanguard for the period May 9, 1996 through June 30, 1996. In addition, 1995 includes $2.9 million of net sales, for the month of June 1995, related to the Company's distribution operations, which are not in the comparable 1996 results. Excluding the effect of the acquisitions and the disposition, sales decreased $1.8 million from 1995 to 1996, due to a combination of lower sales volumes and lower selling prices.

     GROSS PROFIT. Gross profit of $19.2 million in 1996 decreased $0.8 million from $20.0 million in 1995. The results of Continental and Vanguard provided additional gross profit of $3.4 million and $0.3 million, respectively, in 1996 due to the timing of the acquisitions. Excluding the results of Continental and Vanguard, gross profit decreased $4.5 million from 1995 to 1996. This decrease was primarily the result of lower production levels in 1996 as compared with 1995 and lower gross profit provided by the Company's distribution activities.

The Company's manufacturing unit volume was down approximately 8% from 1995 to 1996. Manufacturing volume during 1996 was lower than in 1995 due to softer demand for manufactured plastic products and a planned reduction in the Company's finished good inventories, in each case, in anticipation of lower resin prices. The lower production volume resulted in a higher level of fixed costs allocated to each item produced and, when the related products were sold, a lower gross profit realized. This had a $1.5 million unfavorable impact on the Company's gross profit.

Gross profit provided by the Company's distribution activities was lower in 1996 compared to 1995 as a result of lower selling prices ($1.3 million), and as a result of lower unit volume ($0.7 million). The lower selling prices reflect continued competitive pressures felt by the Company during 1996 and management's decision to meet its competitors' prices at lower margins in certain markets. In addition, gross profit was adversely impacted by higher fixed costs, primarily consisting of depreciation and operating leases ($0.4 million), higher freight costs ($0.2 million), and costs related to bringing the Company's Argos, IN facility operational ($0.4 million).

Gross margin has deteriorated from 23.1% of sales in 1995 to 20.4% of sales in the 1996 period, which included the results of Continental and Vanguard. Excluding Continental and Vanguard, gross margin has deteriorated to 16.5% of sales. The decrease in gross margin reflects lower production levels, higher manufacturing fixed costs, competitive pressures on distribution activities, and costs related to the Argos, IN facility. These factors impacted gross margin as a percentage of sales by 2%, 1%, 2% and 1%, respectively.

     OPERATING EXPENSES. Operating expenses of $17.7 million in 1996 decreased $1.6 million from $19.3 million in 1995, which includes $2.4 million and $0.2 million of operating expenses attributable to Continental and Vanguard, respectively, which are not in the comparable 1995 results. Excluding Continental and Vanguard, operating expenses decreased $4.0 million from 1995 to 1996. This decrease resulted primarily from the inclusion in the 1995 results of significant one time charges of $4.7 million. The one time charges included the following: a charge of $2.5 million related to the termination of Continental's president, $1.0 million to settle the employment agreement of the former president of Texberry, $0.2 million for severance packages offered to other former members of Texberry's management, $0.1 million for a study and implementation of procedures to better use the Company's warehouse facilities in the Houston area, $0.3 million related to relocating members of new management to the Houston area, $0.3 million for the reduction of net realizable value of certain production equipment the Company removed from service, $0.2 million for new sales literature and stationary, and $0.1 million of higher bonuses in 1995 than in 1996 at the Company's Ohio operations. In 1996, the Company incurred a net increase of $0.3 million of personnel costs as compared to 1995, consisting of a $0.6 million increase reflecting new management personnel in the Company's Houston operations, increases in salaries at the Company's Ohio operations, and increased sales staff to support the Company's Bettix-Registered Trademark-sales efforts, offset by a $0.1 million decrease realized at the Company's West Virginia operations as a result of a reduction in sales personnel, and a $0.3 million decrease realized at the Company's Houston operations as a result of the reorganization. Operating expenses include a $0.4 million increase in amortization of goodwill due to the timing of the acquisition of Continental in February 1995. The remaining decrease of $0.1 million represents the reduction of various administrative expenses at the Company's Houston operations.

     REORGANIZATION COSTS. During 1996, reorganization costs of $2.3 million were incurred as a result of the sale of the Company's distribution operations and reorganization of its manufacturing operations. Net assets of the distribution operations of $4.1 million, including $6.5 million of goodwill, were sold for cash of $1.6 million and a deferred purchase price receivable of $2.3 million, resulting in a loss on the sale of $0.6 million, including transaction costs incurred of $0.4 million. In addition, the purchaser placed $2.6 million in an escrow account, the disposition of which is contingent on the purchaser achieving certain operating results over the one year period following closing. Until realized, the escrow funds are not included as part of the sales price. In connection with the reorganization, the Company consolidated management of the manufacturing operations under one president and terminated the employment of another executive resulting in severance expense of $0.8 million. In addition, certain other employees were terminated at the time of the reorganization resulting in additional severance costs of $0.4 million. Additional costs related to the reorganization of $0.5 million, including a $0.3 million write-off of unsold or discontinued inventory, were also incurred.

     INTEREST EXPENSE. Interest expense of $10.7 million in 1996 increased $3.4 million from interest expense of $7.3 million in 1995. The increase reflects additional indebtedness related to the acquisition of Continental ($2.0 million), higher balances on the Company's revolving credit facility in 1996 ($0.7 million), and an increase in the effective interest rate on the Company's new senior notes compared with prior financing.

     PROVISION (BENEFIT) FOR INCOME TAXES. During the 1996 period the Company recorded a benefit from income taxes of $1.6 million compared to a benefit for income taxes of $1.9 million in the 1995 period. The benefit recorded in 1996 arises from the losses incurred in that period. The effective rate of 13.7% is less than the effective rate of 28.8% recorded in 1995, primarily because of the limitations on benefits generated from the losses in 1996. The effective tax rate in 1996 is lower than the statutory rate due to goodwill and other permanent differences from the sale of the distribution operations.

     EXTRAORDINARY ITEM. In February 1995, in connection with the placement of its senior notes, the Company repaid all of its then existing debt. The repayment of this debt was early and resulted in an extraordinary charge of $2.9 million consisting of cash prepayment premiums of $1.1 million plus $3.3 million from the write off of existing deferred financing costs, partially offset by a related income tax benefit of $1.5 million. There was no similar transaction during the 1996 period.

YEAR ENDED JUNE 30, 1995 COMPARED WITH THE YEAR ENDED JUNE 30, 1994

     Due to the acquisitions of Patrick in May 1994 and Continental in February 1995, 49 days of Patrick's operating results are included in the consolidated results for 1994 and 140 days of Continental are included in 1995. As a consequence of these acquisitions, the results for the year ended June 30, 1995 are not directly comparable to the results for the year ended June 30, 1994.

     NET SALES. Net sales for the year ended June 30, 1995, increased $31.8 million (57.8%) to $86.8 million from $55 million in 1994. This increase was primarily attributable to the inclusion of sales from the acquisitions of Patrick in May 1994 and Continental in February 1995. These acquisitions contributed $26.6 million of the total sales increase for 1995 over 1994. The $5.2 million balance of the increase in sales resulted from increased volume ($3.7 million) and from pass through of resin cost increases.

     GROSS PROFIT. Gross profit of $20 million in 1995 increased $6.6 million (49%) from $13.4 million in 1994. This increase was due to the inclusion of $7.9 million in gross profit from the results of Patrick and Continental from their respective dates of acquisition. The $1.3 million decrease in gross profit without the effect of the acquisitions was primarily the result of higher depreciation of fixed assets ($0.5 million), higher resin costs ($0.4 million), costs related to a reduction in direct labor force in June 1995 ($0.2 million) and deterioration of margin on the Company's distributed products. Excluding the impact of Continental and Patrick, gross margin deteriorated from 24% of sales in 1994 to 18% of sales in 1995. The decrease in gross margin reflects higher fixed costs in the Company's manufacturing facilities, the effect of higher resin prices on the Company's normal margins and a reduction in margins realized on distributed products. These factors impacted gross margin as percentage of sales by 4%, 1% and 1%, respectively. While the Company has historically been able to pass through resin cost increases to its customers, the amount of these increases passed through during 1995, while sufficient to cover the Company's increase in cost, were not sufficient to protect the Company's normal gross margins. The reconfiguration of the Company's manufacturing facility in Houston and the start up of its manufacturing facility in Cape Girardeau have resulted in higher fixed costs for depreciation and operating leases. The Company expects higher depreciation and lease expense will increase fixed costs by approximately $0.9 million and $0.4 million per year, respectively. Plant reconfiguration costs in 1994 consisted of costs related to the disposal or sale of certain resins and finished goods resulting from a review of substantially all of Texberry's manufactured inventory and costs associated with moving production and ancillary equipment during 1994.

     OPERATING EXPENSES. Operating expenses of $19.3 million in 1995 increased $9.4 million from their 1994 level of $9.9 million. This increase was primarily due to the inclusion of $6.5 million in costs related to Patrick and Continental. Continental's operating expenses during 1995 include a charge of $2.5 million related to the termination of its president. Excluding Patrick and Continental, operating expenses increased $2.9 million from 1994 to 1995. This increase consisted primarily of $1 million to settle the employment agreement of the former president of Texberry, $0.2 million for severance packages offered to other former members of Texberry's management, $0.6 million related to personnel additions including new executives and recruiting fees, $0.1 million for a study and implementation of procedures to better use warehouse facilities in the Company's Houston operations, $0.3 million related to relocating members of new management to the Houston area, $0.3 million for the reduction to net realizable value of certain production equipment the Company was in the process of removing from service, and $0.2 million for new sales literature and stationary, with the balance reflecting higher administrative costs. Plant reconfiguration costs included in operating expenses during 1994 consisted of costs related to a management consulting and operations review totaling $0.1 million. There were no comparable costs during 1995. Abandoned acquisition costs in 1994 represent incremental costs directly associated with a potential purchase of another company which was not consummated. There were no comparable costs during 1995. Amortization of intangible assets consists of the amortization of goodwill. The increase from 1994 to 1995 results from the acquisitions of Patrick and Continental in May 1994 and February 1995, respectively.

     INTEREST EXPENSE. Interest expense was $7.3 million in 1995, an increase of $4.5 million from 1994. The increase was due to increased debt related to the purchase of Patrick and Continental ($3.3 million), an increase in the effective interest rate on the Company's new senior notes as compared with prior financing ($0.6 million) and increased borrowings in 1995.

     OTHER EXPENSE (INCOME). Other income of $0.1 million in 1995 compares with $0.1 million of other expenses in 1994. The income in 1995 consists of rental income received during the year from a tenant at the Company's new Argos, Indiana facility.

     INCOME TAXES. In 1995 the Company recorded an income tax benefit of $1.9 million as compared with a provision for income taxes of $0.4 million in 1994. The benefit results from the operating losses incurred by the Company during the year and consists of a current benefit of $1 million representing income taxes currently refundable, and a deferred benefit of $0.9 million representing a reduction in aggregate deferred tax liabilities from the recognition of operating losses for financial reporting purposes.

     MINORITY INTEREST. The minority interest in 1994 and 1995 represents the minority shareholder's share in the income of Patrick during these periods. This interest was purchased by the Company during 1995 in exchange for stock.

     EXTRAORDINARY ITEM. In February 1995, in connection with the placement of its senior notes, the Company repaid all of its then existing debt. The repayment of this debt was early and resulted in an extraordinary charge of $2.9 million consisting of cash prepayment premiums of $1.1 million plus $3.3 million from the write off of existing deferred financing costs, partially offset by a related income tax benefit of $1.5 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity and capital resources have been significantly impacted by its acquisition and financing activities and have recently been adversely impacted by the reduction in operating income and the increase in interest costs.

     The Company has historically financed its business activities and acquisitions through debt, preferred and common equity placements and internally generated cash flow. In 1996, the Company's operations provided approximately $2.4 million in cash compared with a usage of $1.5 million in 1995. However, interest costs have risen to $10.7 million for 1996 from $7.3 million for 1995. Cash flow from operations was positively affected by decreases in accounts receivable of $0.8 million, inventories of $2.1 million, prepaid expenses of $0.1 million, and the income tax refund receivable of $1.5 million, partially offset by a reduction in accrued liabilities of $1.4 million.

     The Company's investing activities used $6.2 million in 1996 compared with $31.1 million in 1995. Capital expenditures totaled $7.1 million in 1996 as compared to capital expenditures of $9.0 million in 1995. These capital investments are directed toward increasing the efficiency and overall capacity of the Company's manufacturing operations. Of the total $7.1 million of capital expenditures in 1996, $1.7 million related to the Company's new manufacturing facility in Argos, IN. At June 30, 1996, the Company has outstanding commitments to purchase approximately $2.5 million for manufacturing machinery and equipment and molds. The Company expects to take delivery of this equipment through January 1997. In 1995 the Company also used $22.1 million in investing activities related to the acquisition of Continental which was completed in February 1995. In 1996 the Company used $0.8 million in investing activities related to the acquisition of Vanguard which was completed in May 1996. This usage was partially offset by proceeds of $1.6 million received on the sale of the Company's distribution operations which was completed in June 1996.

     The Company has a line of credit agreement with a bank which provides for up to $15 million of borrowings (expandable to $20 million) limited to specified amounts of inventory and accounts receivable. At October 11, 1996, outstanding borrowings and remaining availability under the revolving line of credit agreement were $10.2 million and $1.5 million, respectively. At June 30, 1996, covenants contained in the line of credit agreement required the Company to maintain certain levels of working capital deficiency, interest coverage, fixed charge coverage, and net worth, which are measured quarterly on a consolidated basis. At June 30, 1996, the Company was in violation of the working capital deficiency, interest coverage, fixed charge coverage and net worth requirements. The Company has obtained waivers of those covenants as of that date and for the period then ended.

     Following the sale of the Company's senior notes and as a result of the debt incurred to finance the Company's acquisitions and capital improvements, the Company became substantially leveraged. The degree to which the Company is leveraged (i) could impact the ability of the Company to obtain additional financing in the future for working capital, capital expenditures or general corporate purposes, (ii) will require the Company to devote a substantial portion of its cash flow from operations to the payment of interest on indebtedness, and (iii) may result in the Company's becoming more vulnerable to economic conditions or competitive pressures.

     While the reductions in gross profit in 1996 are significant, management has taken numerous steps to improve the Company's liquidity including the sale of the distribution operations in June 1996, the reduction of personnel and other administrative costs, and steps to improve the gross margin of its manufacturing operations. In addition, the Company continues to focus on new sales opportunities and customer relationships.

     The sale of the distribution operations in June 1996 provided additional liquidity of approximately $2.1 million. As a result of this sale, working capital needs have been reduced and significant cost savings achieved through the closure of the Company's branch operations, including a reduction in administrative personnel and other related costs.


     The Company has invested significantly in new machinery and equipment over the past three years to improve its manufacturing operations. As a result, the Company expects to be able to reduce its capital expenditures to approximately $5.0 million in 1997 which is less than previous years' levels. A significant portion of these capital expenditures are expected to be financed under currently available borrowing arrangements.

     Management believes that the Company's plans of continued focus on increasing sales while decreasing costs of operations coupled with the recent acquisition and reorganization of the Company's operating units will lead to increased production capabilities and eventually, an increase in the Company's customer base.

     Management believes that the above actions along with its current borrowing arrangements will provide the liquidity to fund the Company's operations for the coming year.

EBITDA.   EBITDA is computed by adding the sum of interest expense, amortization of deferred loan costs, depreciation and amortization, to income before income taxes. EBITDA is presented to provide additional information about the Company's ability to meet its future debt service, capital expenditure and working capital requirements. EBITDA is not an alternative to operating income as a measure of liquidity or representative of cash available to fund all cash flow needs.

EBITDA of $5.8 million (6.2% of net sales) for the year ended June 30, 1996 was lower as compared with $7.4 million (8.6% of net sales) in 1995. EBITDA in 1996 includes the results of Continental for the full period which provided $4.2 million of EBITDA compared with $0.7 million provided in the 1995 period when Continental was included from its February 10 acquisition date. Excluding the effect of Continental, EBITDA decreased $4.7 million. This decrease was due to the degradation of the Company's gross margin in 1996 compared to 1995, as discussed above under Gross Profit, the increases in personnel costs, as discussed above under Operating Expenses and the costs incurred as a result of the reorganization of the Company's manufacturing operations, as discussed above under Reorganization Costs.

Item 8.   Financial Statements and Supplementary Data

     The Consolidated Financial Statements of the Company are included in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 10.  Directors and Executive Officers of the Registrant.


     The directors and executive officers of the Company as of August 31, 1996, are as follows.

     NAME                     AGE              POSITION(S)
     ----                     ---              -----------

     Leon Farahnik            43        Chairman of the Board, President and
                                        Chief Executive Officer
     Edward Gelbard           50        Director
     Emil Halimi              47        Director
     Martin Jelenko           51        Director
     Thomas Schneider         60        Director
     John J. Ghaznavi         57        Director
     Tom Richmond             36        Director, President, Chief Operating
                                        Officer of RXI Plastics Inc.
     Marvin Liebman           56        Executive Vice President-Finance, Chief
                                        Financial
                                        Officer and Secretary
     Richard Zirkler          41        Executive Vice President-Operations
     John Buckley             43        Vice President-Manufacturing

BOARD OF DIRECTORS

   Set forth below is certain information regarding the members of the Company's Board of Directors.

   LEON FARAHNIK has been Chairman of the Board, President and Chief Executive Officer of the Company since its incorporation in April 1993. Mr. Farahnik is also Chairman of the Board of Plastics. Mr. Farahnik founded Rhino-X Industries, Inc. ("Rhino-X"), a manufacturer of HDPE plastic trash bags, in January 1989 and served as the President and Chief Executive Officer of Rhino-X until July 1991, when the company was sold to Carlisle Plastics, Inc. Thereafter, Mr. Farahnik served as Chief Executive Officer of Rhino-X until December 1992. In 1979, Mr. Farahnik founded Hilex Poly, a manufacturer of high molecular weight, HDPE plastic bags, and was President and Chief Executive Officer of Hilex Poly until the company was sold in January 1989 to Sonoco Products Company. Mr. Farahnik has been a director of Alterra Holdings Corporation, a rubber products manufacturer headquartered in South Gate, California, since December 1993.

   EDWARD GELBARD has been a director of the Company since June 1993. Mr. Gelbard has been Chairman of the Board of Envirothene Holdings, Inc., a plastics recycling company located in Chino, California, since October 1990.

   EMIL HALIMI has been a director of the Company since June 1993. Mr. Halimi has been President of System Packaging Company, Inc., a Los Angeles, California, distributor of packaging materials since 1983.

   MARTIN JELENKO has been a director of the Company since January 1995. Mr. Jelenko is presently a consultant to BT Capital Partners, Inc. ("BT Capital"). From February 1992 through August 1996 Mr. Jelenko was a managing director of BT Capital in Los Angeles, California, and was Chairman of the Board and Chief Executive Officer of Maiden Lane Associates, Ltd., a Los Angeles, California, and New York, New York, based buyout firm funded by the Home Insurance Company, from 1988 to February 1992. Mr. Jelenko also is an attorney.

   THOMAS SCHNEIDER has been a director of the Company since June 1993. Judge Schneider has been a California Superior Court Judge since 1980. Judge Schneider also is managing partner of MSF Estrella Property Co. ("Estrella") and served as a director of Rhino-X Industries, Inc.

   JOHN J. GHAZNAVI has been a director of the Company since February 1996. Mr. Ghaznavi has been Chairman and Chief Executive Officer of G&G Investments, Inc., an investment and holding company, since 1989 and Chairman of Ghaznavi Investments, Inc., a real estate management and consulting services company, since 1979. Mr. Ghaznavi has also been a director of Glenshaw Glass Company, a glass container manufacturer, since 1987 and Chairman and Chief Executive Officer since August 1988. In addition, Mr. Ghaznavi has been Chairman of the Board of Consumers Packaging, Inc., Canada's largest glass manufacturer, since 1993.

   THOMAS RICHMOND has been a director of the Company since May 1996. From February 1993 to October 1995, Mr. Richmond was Group Vice President for Plastic Engineered Components, Inc., a plastics manufacturer. From February 1991 until January 1993, he was Vice President/General Manager of Berry Plastics Corporation, a plastics manufacturer. Prior to joining Berry Plastics Corporation, Mr. Richmond served as Vice President/General Manager of Carnaud Metal Box Corporation, a subsidiary of Carnaud Metal Box, a packaging and dispensing systems manufacturer, and Plant Manager of American National Can Company, a major packaging company.

   COMPOSITION OF THE BOARD OF DIRECTORS. Parties to the Company's Stockholders Agreement dated as of June 17, 1993, as amended, who own stock entitled to vote for the election of directors of the Company are obligated to vote such securities in a manner such that the Board of Directors shall consist of (i) Mr. Farahnik, (ii) Messrs. Schneider, Halimi and Gelbard, or such other persons as shall be nominated by RXI Management, Inc. ("Parent"), subject to the approval (not to be unreasonably withheld) of BT Capital, (iii) the special director elected or approved by BT Capital, and (iv) two additional executive officers from the Company or its subsidiaries, agreed to by Parent and BT Capital. Pursuant to Mr. Farahnik's employment agreement, he is entitled to be nominated for election as a director of the Company during the term of his employment agreement, which ends on June 30, 1998.

EXECUTIVE OFFICERS

   Set forth below is certain information regarding the executive officers of the Company and its subsidiary who are not members of the Company's Board of Directors.

   MARVIN LIEBMAN has been the Executive Vice President-Finance, Chief Financial Officer and Secretary of Holdings since April 1993. He was Vice President-Finance at Texollini, Inc., a textile manufacturer, from January 1992 through March 1993. Mr. Liebman was the Chief Financial Officer of Rhino-X from September 1989 until December 1991. He was the Chief Financial Officer of Hilex Poly from September 1987 until January 1989. Mr. Liebman is also a certified public accountant.

   RICHARD ZIRKLER has been the Executive Vice President-Operations of the Company since April 1993. From April 1992 to April 1993, he was the Executive Vice President-Operations for Texollini, Inc., a textile manufacturer. Mr. Zirkler was the Executive Vice President of Rhino-X from September 1989 until April 1992. From January 1984 until September 1989, he served as Executive Vice President for Hilex Poly.

   JOHN BUCKLEY has been the Vice President-Manufacturing of the Company since November 1993. Prior thereto he was Vice President-Manufacturing of Rhino-X from February 1990 through September 1993. Previously, he was Vice President of Polytec Packaging Company from February 1989 until February 1990. Mr. Buckley was Vice President-Manufacturing of Hilex Poly from August 1987 to January 1989.

Item 11.  Executive Compensation.

BOARD OF DIRECTORS COMPENSATION

   Members of the Board of Directors of the Company are reimbursed for out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors. Directors do not receive any compensation for their service on the Board of Directors of the Company or its committees.

EXECUTIVE OFFICER COMPENSATION

   The following table sets forth the compensation paid by the Company during the fiscal years ended June 30, 1996, 1995 and 1994 for services rendered in all capacities during such year to (i) the Chief Executive Officer of the Company, (ii) the four most highly compensated executive officers of the Company and its subsidiaries, other than the Chief Executive Officer, who were serving as executive officers at June 30, 1996 and earned cash compensation of $100,000 or more during such fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM
                                                          ANNUAL COMPENSATION             COMPENSATION
                                                  ------------------------------------    ------------
                                                                                           SECURITIES
                                                                                           UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION                        YEAR        SALARY            BONUS     OPTIONS(#)  COMPENSATION
---------------------------                        ----        ------            -----     ----------  ------------
Leon Farahnik                                      1996       $300,000                            --             --
  Chairman of the Board, President,                1995        275,000         $100,000
  Chief Executive Officer                          1994        250,000


Marvin Liebman                                     1996       $157,500                            --             --
  Executive Vice President-Finance,                1995        150,313           50,000
  Chief Financial Officer, Secretary               1994        125,000           30,000



                                                                                           LONG-TERM
                                                          ANNUAL COMPENSATION             COMPENSATION
                                                  ------------------------------------    ------------
                                                                                           SECURITIES
                                                                                           UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION                        YEAR        SALARY            BONUS     OPTIONS(#)  COMPENSATION
---------------------------                        ----        ------            -----     ----------  ------------
Richard Zirkler                                    1996       $157,500                            --             --
  Executive Vice President-Operations              1995        150,313          $20,000
                                                   1994        125,000           30,000
Harvey Casey                                       1996       $250,000             --
  Former Director and President and Chief          1995(1)     130,000                       $140,738     $50,000(2)
  Executive Officer of Texberry
Thomas Richmond
  Director and President and Chief Operating
  Officer of Plastics                              1996(3)    $176,250           $12,000          --             --
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

(1) Reflects compensation paid from January 1, 1995 when Mr. Casey was employed by the Company. Mr. Casey resigned, effective July 1, 1996.

(2) Represents a signing bonus paid to Mr. Casey in connection with the execution of an employment agreement between Mr. Casey and Texberry.

(3)  Mr. Richmond joined the Company in October 1995.


     On October 25, 1994, the Board of Directors of the Company adopted an Employee Stock Option Plan (the "Employee Stock Option Plan") and currently 755,738 shares of Common Stock are reserved for issuance thereunder.

                       OPTION GRANTS FOR FISCAL YEAR 1996

                                                                                                     POTENTIAL REALIZABLE
                                                                                                       VALUE AT ASSUMED
                                                                                                       ANNUAL RATES OF
                                                                                                         STOCK PRICE
                                                                                                        APPRECIATION
                                                    INDIVIDUAL GRANTS                                  FOR OPTION TERM
           -------------------------------------------------------------------------                   ---------------
                                       NUMBER OF      PERCENT OF
                                      SECURITIES    TOTAL OPTIONS
                                      UNDERLYING      GRANTED TO
                                        OPTIONS      EMPLOYEES IN  EXERCISE PRICE   EXPIRATION
           NAME                         GRANTED      FISCAL YEAR%  PER SHARE ($)       DATE          5% ($)        10% ($)
           ----                         -------      ------------  -------------    ----------       ------        -------
Leon Farahnik. . . . . . . . .             --              0             --             --             --             --
Marvin Liebman . . . . . . . .             --              0             --             --             --             --
Harvey Casey . . . . . . . . .             --              0             --             --             --             --
Thomas Richmond. . . . . . . .             --              0             --             --             --             --
Richard Zirkler. . . . . . . .             --              0             --             --             --             --

AGGREGATED OPTION EXERCISES FOR FISCAL YEAR 1996 AND JUNE 30, 1996 OPTION VALUES

                                                                    VALUE OF UNEXERCISED IN-THE-MONEY
                                     NUMBER OF SHARES UNDERLYING          OPTIONS AT 6/30/96
                                    UNEXERCISED OPTIONS AT 6/30/96        ------------------
                                    ------------------------------
          Name                        EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
          ----                        -----------   -------------   -----------    -------------
Leon Farahnik. . . . . . . . . . .         --             --             --             --
Marvin Liebman . . . . . . . . . .         --             --             --             --
Richard Zirkler. . . . . . . . . .         --             --             --             --
Harvey Casey . . . . . . . . . . .         --         140,738 (1)        (2)            (2)
Thomas Richmond. . . . . . . . . .         --             --             --             --

---------------

(1) Mr. Casey's options were granted pursuant to an Option Agreement dated as of January 1, 1995 between Mr. Casey and the Company and were relinquished pursuant to a Severance Agreement effective as of July 19, 1996.

(2) Because there is no public market for the Common Stock, the value of unexercised in-the-money options is not readily ascertainable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Set forth below as of August 31, 1996 is certain information regarding the beneficial ownership of the voting stock of the Company and each class of equity securities of Parent. Parent and the Company are not consolidated for tax purposes.

     The following table sets forth certain information as of August 31, 1996 regarding the beneficial ownership of the voting stock of the Company by each person known to the Company to own beneficially 5% or more of the Common Stock of the Company. Common Stock is the only capital stock of the Company with voting rights, except under certain circumstances.


                                   AMOUNT AND NATURE OF            PERCENT
NAME OF BENEFICIAL OWNER          BENEFICIAL OWNERSHIP(1)        OF CLASS(1)
------------------------          -----------------------        -----------

RXI Management Corporation             4,870,500(2)                 98.5%
11111 Santa Monica Blvd.
Suite 270
Los Angeles, CA 90025


Leon Farahnik                          4,870,500(3)                 98.5%
11111 Santa Monica Blvd.
Suite 270
Los Angeles, CA 90025

BT Capital Partners, Inc.              2,712,580(4)                 35.4%
280 Park Avenue
New York, NY 11017

---------------

(1) Shares that a person is entitled to acquire upon exercise of options or warrants within 60 days after August 31, 1996 are treated as issued and outstanding for the purpose of determining beneficial ownership and computing the percent of the class owned by such person or group of persons but not for the purpose of computing the percent of class owned by any other person.

(2) Parent has sole investment power. Parent has granted to Mr. Farahnik an irrevocable proxy dated June 17, 1993 to vote all the shares of Common Stock owned by Parent, in accordance with the Stockholders Agreement dated as of June 17, 1993, as amended and restated. Such proxy is irrevocable so long as Mr. Farahnik is the President of the Company. Mr. Farahnik disclaims beneficial ownership of such shares.

(3) These shares represent the same shares for which Mr. Farahnik has sole voting power pursuant to an irrevocable proxy and no investment power as described in note (2). Mr. Farahnik disclaims beneficial ownership of such shares.

(4) These shares represent 2,712,580 shares underlying warrants that are currently exercisable. BT Capital has sole investment power with respect to such warrants but no voting power. If the warrants were exercised, BT Capital would have sole investment power and sole voting power of such shares. These figures exclude an indefinite number of shares underlying warrants that are not exercisable within 60 days of August 31, 1996 which warrants BT Capital acquired pursuant to the 1995 Securities Purchase Agreement. These figures also exclude a contingent warrant for 1,365,734 shares not exercisable within 60 days of August 31, 1996.

     The following table sets forth certain information as of August 31, 1996 regarding the beneficial ownership of the equity securities of the Company and of Parent by (i) each director of the Company, (ii) the Chief Executive Officer of the Company and each other executive officer named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.

                                                            AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER         TITLE OF CLASS          BENEFICIAL OWNERSHIP(1)(2)   CLASS(2)
------------------------         --------------          --------------------------   --------
Leon Farahnik(3)               Parent Common Stock               1,477,545             65.0%
                               Company Common Stock              4,870,500             98.5%
Edward Gelbard                 Parent Common Stock                      --               --
Emil Halimi                    Parent Common Stock                 353,479             15.6
Martin Jelenko(4)                      --                               --               --
Thomas Schneider               Parent Common Stock                 176,735              7.8
Marvin Liebman                 Parent Common Stock                  88,247              3.9
Richard Zirkler                Parent Common Stock                  88,247              3.9
John Buckley                   Parent Common Stock                  88,247              3.9
Thomas Richmond                        --                               --               --
John Ghaznavi                          --                               --               --
All Directors and
Executive Officers as
a group (11 persons)           Parent Common Stock               2,272,500            100.0
                               Company Common Stock              4,870,500             98.5

---------------

(1) Each person has sole voting and investment power with respect to the shares listed under this column (or shares such powers with his or her spouse) unless otherwise noted.

(2) Shares that a person is entitled to acquire upon exercise of options or warrants within 60 days after August 31, 1996 are treated as issued and outstanding for the purpose of determining beneficial ownership and computing the percent of the class owned by such person or group of persons but not for the purpose of computing the percent of class owned by any other person.

(3) With respect to the Company's Common Stock, Mr. Farahnik has sole voting power pursuant to an irrevocable proxy dated June 17, 1993 and has no investment power. Such proxy is irrevocable only while Mr. Farahnik is President of the Company. Mr. Farahnik disclaims beneficial ownership of such shares.

(4) Mr. Jelenko is a consultant to and was a managing director of BT Capital, which holds 9,260,702 shares of Series A Preferred Stock of the Company and 4,020,358 shares of Series B Preferred Stock of the Company (neither of which have voting rights except under certain limited circumstances) and holds warrants to purchase 4,078,314 shares of the Company's Common Stock, of which warrants to purchase 2,712,580 shares are currently exercisable, plus a warrant to purchase an indeterminate number of shares of Common Stock of the Company. BT Capital has sole investment power with respect to such warrants but no voting power. If the warrants were exercised, BT Capital would have sole investment power and sole voting power of such shares.

Item 13.  Certain Relationships and Related Transactions

COMPENSATION COMMITTEE

   The Board of Directors does not have a compensation committee or a committee serving a similar function. Decisions regarding executive compensation are made by the Board of Directors of the Company, which was comprised of Messrs. Farahnik, Gelbard, Halimi, Jelenko, Schneider, Casey, Richmond and Ghaznavi during the fiscal year ended June 30, 1996. Messrs. Farahnik, Casey and Patrick served as officers of the Company, Texberry and Patrick, respectively, during the fiscal year ended June 30, 1996. Mr. Patrick resigned as a director of the Company and as an officer of Patrick effective January 1, 1996. There is a Stock Option Committee of the Board of Directors established in connection with the adoption of the Employee Stock Option Plan and consisting of Mr. Farahnik, Mr. Jelenko and Judge Schneider. It administers the Company's Employee Stock Option Plan. Mr. Farahnik is Chairman of the Board of the Company and is also the President and Chief Executive Officer of the Company. Set forth below are descriptions of certain transactions between the Company and members of the Board of Directors or their affiliates.

PATRICK HOLDINGS

   PATRICK NOTE. A portion of the purchase price for the acquisition of the business and assets of Patrick was financed through a promissory note of Patrick (the "Patrick Note") in the principal amount of $4.5 million in favor of the seller, Patrick Holdings. Mr. Robert Patrick, a former director of the Company, owns approximately 87% of the capital stock of the noteholder, Patrick Holdings. The Patrick Note bears interest at a rate of 8% per annum payable quarterly in arrears beginning June 30, 1994. The principal amount is payable in full on June 30, 1999. The Patrick Note was assigned to and assumed by Plastics.

   PATRICK LEASES. In connection with the acquisition of Patrick, the Company entered into two leases, each dated as of May 12, 1994, pursuant to which Patrick leases certain facilities from Patrick Holdings. Under one lease (the "Ottawa Lease"), the Company leases its offices and production plant located in Ottawa, Ohio. Pursuant to the other lease (the "Leipsic Lease"), the Company leases its Leipsic, Ohio, warehouse facility. The Company paid an aggregate of $80,788 and $426,211 in lease payments under the Ottawa Lease and Leipsic Lease, respectively, during the fiscal year ended June 30, 1996. Fixed monthly lease payments under the Ottawa Lease are $6,732. As of June 30, 1996, the monthly lease payment required under the Leipsic Lease equals $34,877, subject to adjustment if the Company leases additional space under such lease or if Patrick Holdings finances the cost of capital improvements to the leased premises. The initial term of each of the leases expires May 12, 1999. The Company is entitled to renew each lease for up to two additional five-year terms. At any time during the respective lease terms, the Company may elect to purchase the Ottawa premises for $1.1 million and the Leipsic premises for $3.0 million plus an amount equal to the undepreciated cost of any capital improvements made to such premises by Patrick Holdings.

Management of the Company believes that the terms of such leases are no less favorable than the Company would be able to obtain as a result of arms-length negotiations with an unaffiliated party.

HUDAK AGREEMENTS

   Effective February 10, 1995, Thomas F. Hudak became employed as President of Plastics and a member of the Company's Board of Directors, pursuant to a five-year employment agreement. Mr. Hudak was a selling shareholder in the acquisition of Continental and had served as an officer of Plastics since 1989. The employment agreement provided for a base salary of $250,000, participation in various executive benefit programs and perquisites, as well as for maintenance of certain insurance benefits for Mr. Hudak. In consideration of Mr. Hudak's execution of the employment agreement, the Company paid Mr. Hudak $2.0 million upon the consummation of the acquisition of Continental. Mr. Hudak resigned as an officer of Plastics and director of the Company effective July 1, 1995. The Company, Plastics and Mr. Hudak entered into a letter of understanding dated July 18, 1995 related to the resignation and the treatment of Mr. Hudak's employment agreement, pursuant to which Mr. Hudak became entitled to receive an aggregate amount of approximately $500,000 over a two-year period and 75,000 shares of Common Stock of the Company.

CASEY AGREEMENTS

      Pursuant to an Employment Agreement dated as of January 1, 1995, Harvey Casey became employed as President of Texberry and a member of the Company's Board of Directors. Mr. Casey and Plastics entered into a severance agreement and mutual release ("Severance Agreement") effective as of July 19, 1996 relating to Mr. Casey's resignation and the termination of his Employment Agreement. Pursuant to the terms of the Severance Agreement, effective as of July 1, 1996, Mr. Casey is no longer employed by the Company. Under the Severance Agreement, Mr. Casey is entitled to monthly payments of $15,513 through and including June 30, 2002. In consideration of the monthly payments, Mr. Casey agreed not to compete with the Company for a term ending December 31, 1999, within the states of Texas or Louisiana in any manner or capacity. Additionally, Mr. Casey agreed to the cancellation in full of the Stock Option Agreement with the Company dated as of January 1, 1995, without the exercising of the options.

LEASE AND OPTION TO PURCHASE TEXAS PROPERTY

   Thomas Schneider, a director of the Company, is managing partner of Estrella, which was assigned by Texberry all of Texberry's rights to purchase certain real property, including a building, in Houston, Texas, which is located between Texberry's two owned facilities, at a maximum effective cost of $700,000. Beginning in October 1994, Texberry leased such property on a triple-net basis from Estrella for an initial fifteen-year term (the "Estrella Lease"). Lease payments aggregate $66,000 per year during the first five years of the lease term, $40,080 for the next six months, and then are adjusted the next following month and biannually thereafter based on the increase, if any, in the Consumer Price Index for the Houston, Texas, area from October 1994. The Company, as Texberry's assignee has an option to purchase the property at a price of $818,000. The option to purchase expires at the end of the fifth year of the lease term. Exercise of the option to purchase would terminate the lease. Management of the Company believes that the terms of the lease are no less favorable than the Company would be able to obtain as a result of arms-length negotiations with an unaffiliated party, and the Boards of Directors of Texberry and the Company, without the participation of Judge Schneider, expressly approved this transaction.

BT CAPITAL

   BT Capital owns 9,260,702 shares of Series A Preferred Stock, constituting all the issued and outstanding shares thereof and two warrants to purchase an aggregate of 2,413,653 shares of Common Stock (as adjusted to reflect a 2.2 to 1 stock split in December, 1994) and one contingent warrant (for 1,365,734 shares of Common Stock) which is not immediately exercisable and which may be exercised only in the event certain contingencies occur. BT Capital acquired all of these securities in connection with the financing by the Company of its acquisitions of Texberry and Patrick and paid an aggregate of approximately $8.2 million for such securities. BT Capital also received placement fees aggregating approximately $200,000 in connection therewith.

   BT Capital also owns 4,020,358 shares of Series B Preferred Stock, a warrant to purchase 298,927 shares of Common Stock and a contingent warrant for an indeterminate number of shares of Common Stock, which contingent warrant is not immediately exercisable and will be exercisable only upon occurrences of certain events for an indeterminate number of shares having a fair market value equal to an amount determined by a formula. Set forth below is certain information regarding the securities and the contractual rights of BT Capital relating to its ownership of equity securities of the Company.

BT STOCK PURCHASE AGREEMENT

   Pursuant to the Stock Purchase Agreement dated as of May 12, 1994 between BT Capital and the Company (the "BT Stock Purchase Agreement"), BT Capital purchased 4,462,500 shares of Series A Preferred Stock in addition to the 3,750,000 shares it already owned (for a total of 8,212,500 shares), and acquired (i) an Amended and Restated Class B Warrant (the "Class B Warrant") to purchase up to 569,930 shares of Common Stock (adjusted to 1,253,846 shares and increased to 1,365,734 shares as subsequently amended); (ii) a Class C Warrant (the "Class C Warrant") to purchase up to 424,038 shares of Common Stock (adjusted to 932,884 shares); and (iii) an Amended and Restated Class A Warrant (the "Class A Warrant") to purchase up to 673,077 shares of Common Stock (adjusted to 1,480,769 shares) (collectively, the "BT Warrants"). The Class B Warrant is only exercisable upon the occurrence of certain Disposition Events (as defined in the BT Stock Purchase Agreement), none of which have occurred, or after June 30, 1999, and then only if specified targeted operating profit figures are not realized. The BT Stock Purchase Agreement will remain in effect so long as any shares of Series A Preferred Stock are outstanding or BT Capital owns any shares of Series A Preferred Stock, the BT Warrants or any shares of Common Stock issued upon the exercise of the BT Warrants, except that upon a public offering of equity securities of the Company, the covenant and default provisions of such agreement will terminate.

     The BT Stock Purchase Agreement contains various negative covenants which limit the ability of the Company to (i) incur additional indebtedness,
(ii) make certain acquisitions and capital expenditures, (iii) engage in any transaction with a related person, or (iv) undertake certain other transactions.

   As described above, the BT Stock Purchase Agreement provides that the Company shall not, and shall not permit any of its subsidiaries, to take certain actions unless BT Capital shall have consented in writing or the Special Director shall have voted in favor of taking such action. BT Capital expressly consented to the acquisition of Continental, the acquisition of Vanguard, the disposition of Texberry, the issuance of the Senior Notes, the execution and delivery of the Indenture. BT Capital also has consented to the expenditure of additional amounts for capital expenditures and capital leases, in each fiscal year, effective with the fiscal year beginning July 1, 1994.

   Pursuant to an Option Agreement dated as of June 17, 1993 between BT Capital and Parent, in the event that the management of the Company determines in good faith that it would be in the best interests of the Company to take an action which is prohibited by the BT Stock Purchase Agreement, Parent may require BT Capital either to consent to such action or to sell to Parent shares of the Company's Common Stock and the BT Warrants in an amount to be determined by BT Capital. In addition, BT Capital or its successors and assigns (collectively, the "BT Holders"), at any time between July 1, 2005 and May 12, 2014, are entitled to require the Company to purchase all or a portion of any Common Stock held by them for the fair market value of such shares as of the date the BT Holders elect to exercise their put right. Upon the occurrence of an event of default under the BT Stock Purchase Agreement, the holders of a majority of the Series A Preferred Stock are entitled to elect a majority of the Board of Directors.

1995 SECURITIES PURCHASE AGREEMENT

   Pursuant to an agreement dated as of January 31, 1995 (the "1995 Securities Purchase Agreement"), BT Capital purchased (i) 4,500,000 shares of Series B Preferred Stock, (ii) a Class D Warrant initially exercisable for 384,335 shares of Common Stock at a purchase price of $0.01 per share (the "Class D Warrant"), and (iii) a Class E Warrant (the "Class E Warrant"), which is exercisable upon certain Disposition Events (as defined therein), none of which has occurred, that will enable the holder to acquire, at a purchase price of $.001 per share, a number of shares of Common Stock whose aggregate fair market value, on the date of issuance, will give an average annual internal rate of return of 35% (inclusive of the value of dividends received) on the liquidation value amount of 2,500,000 of the 4,500,000 shares of Series B Preferred Stock issued, until such time as an aggregate of 2,500,000 shares of such Series B Preferred Stock have been redeemed or repurchased. The Class E Warrant also will be exercisable, for an additional 84,475 shares of Common Stock, if by August 1, 1996 an aggregate of 2,500,000 shares of Series B Preferred Stock have not been redeemed or repurchased and for an additional 84,475 shares on each August 1 thereafter if by such date less than 2,500,000 shares of Series B Preferred Stock have been redeemed or repurchased in the aggregate from February 1, 1995.

   The Company agreed in the 1995 Securities Purchase Agreement to grant to the holder of the Class E Warrant a put right with respect to all shares of Common Stock issuable upon exercise of the Class E Warrant, upon the occurrence of a Disposition Event, for a cash price equal to their fair market value, subject to any limitations on repurchase of such shares contained in the Indenture.

   The Company also agreed in the 1995 Securities Purchase Agreement to reimburse BT Capital for its out-of- pocket legal fees and expenses incurred in connection with the purchase of these securities.

   The 1995 Securities Purchase Agreement does not contain negative covenants similar to those contained in the BT Stock Purchase Agreement.

   Pursuant to the 1995 Securities Purchase Agreement, the Company has agreed to grant registration rights with respect to the shares of Common Stock issuable upon exercise of the Class D Warrant and the Class E Warrant equivalent to, and PARI PASSU with, the registration rights granted with respect to the shares of Common Stock issuable upon exercise of the Class A Warrant, the Class B Warrant and the Class C Warrant and certain demand and piggy-back rights with respect to shares of Common Stock issuable upon conversion of the Series B Preferred Stock.


   BT Capital sold to Massachusetts Mutual Life Insurance Company and a number of its affiliates at the price BT Capital paid for such securities 1,000,000 shares of Series B Preferred Stock, plus a portion of the Class D Warrant to purchase 85,408 shares of Common Stock and 22.2222% of the Class E Warrant.

STOCKHOLDERS AGREEMENT

   The Company, Parent and BT Capital are parties to a Second Amended and Restated Stockholders Agreement executed as of November 1, 1994 (the "Stockholders Agreement"). Pursuant to the Stockholders Agreement, no holder (a "Stockholder") of Common Stock or the BT Warrants, to the extent then exercisable (collectively, the "Common Securities"), or the Series A Preferred Stock may transfer any Common Securities or Series A Preferred Stock unless the transferee is made a party to the Stockholders Agreement.

   RIGHT OF FIRST REFUSAL. Subject to certain limited exceptions, a Stockholder may not transfer any of its Common Securities or Series A Preferred Stock unless such Stockholder has first offered to sell to each other Stockholder its pro rata portion of the securities such Stockholder proposes to transfer.

   COME-ALONG. In the event that any proposed transfer or series of related transfers involves the transfer of more than 51% of the Common Securities, the transferring Stockholder must first permit each other Stockholder of Common Securities to transfer a pro rata portion of the Common Securities owned by it in such transfer upon the same terms.

   TAKE-ALONG. In the event that Stockholders representing at least 80% of the outstanding Common Securities (the "Control Group") desire to accept an offer for more Common Securities than the Control Group owns, the Control Group is entitled to require each other Stockholder to sell on the same terms the same proportionate part of the aggregate of such Stockholder's Common Securities as the Control Group agrees to sell.

   REPURCHASE BY THE COMPANY. Should Mr. Farahnik cease to be employed by the Company or its subsidiaries for any reason or cease to have voting control of Parent, the Company may elect to purchase all or a portion at least equal to 50% of the Common Securities of Mr. Farahnik or Parent, subject to the Indenture.
In the event of the death or disability of any other Stockholder, the Company may elect to purchase all or a portion at least equal to 50% of such Stockholder's Common Securities, subject to the Indenture. If a Stockholder other than Mr. Farahnik, who is an employee of the Company or its subsidiaries, ceases such employment for a reason other than death or disability, the Company may elect to purchase all or a portion at least equal to 50% of such Stockholder's Common Securities, subject to the Indenture.

   COMPOSITION OF THE BOARD; BT CAPITAL REPRESENTATION. Pursuant to the Stockholders Agreement, each holder of securities entitled to vote for the election of directors of the Company agreed to cause such securities to be voted so that the Board of Directors of the Company shall consist of (i) the Special Director designated by BT Capital, which became Martin Jelenko effective January 1, 1995, (ii) Leon Farahnik, (iii) Thomas Schneider, Emil Halimi and Edward Gelbard, or such other persons as shall be nominated by Parent subject to the approval of BT Capital, which approval will not be unreasonably withheld, (BT Capital has approved John Ghaznavi) and (iv) two other additional executives of the Company or any subsidiary, agreed to by Parent and BT Capital. Notwithstanding the foregoing provisions of the Stockholders Agreement, upon the occurrence and during the continuance of an Event of Noncompliance (as defined), the holders of a majority of the Series A Preferred Stock, voting together as a single class, are entitled to elect a majority of the Board of Directors of the Company.

   PARENT'S PROXY. Pursuant to the Stockholders Agreement, Parent granted to Mr. Farahnik an irrevocable proxy to vote all of the shares of capital stock of the Company from time to time held by Parent (the "Proxy"). The Proxy is exercisable until such time as Mr. Farahnik ceases to serve as President of the Company.

BT REGISTRATION RIGHTS AGREEMENT

   The Company and BT Capital are parties to a Second Amended and Restated Registration Rights Agreement (the "BT Registration Rights Agreement") dated as of February 10, 1995. Pursuant to the BT Registration Rights Agreement, BT Capital or its successors and assignors (collectively, the "Registration Holders") are entitled under certain circumstances to have the offer and sale of shares of Common Stock held by them or which they are entitled to acquire upon exercise of the BT Warrants, the Class D Warrants and the Class E Warrants (the "Registrable Shares") or the conversion of Series B Preferred Stock (the "Registrable Conversion Shares") included in a registration statement under the Securities Act.

   Registration Holders of at least a majority of the Registrable Shares are entitled to require the Company to include Registrable Shares held by them in one registration statement. The Registration Holders are also entitled to have their Registrable Shares included in an unlimited number of registration statements under the Securities Act pertaining to the offer and sale by the Company of its capital stock, if, and only to the extent that, the representative of the underwriters permits the inclusion in the registration statement of the Registrable Shares. In addition, on or after January 31, 2000, Registration Holders of at least twenty percent (20%) of the outstanding Registrable Conversion Shares (but not less than the number of shares of Common Stock that would be issuable upon the conversion of 100,000 shares of Series B Preferred Stock) are entitled to require the Company to include Registrable Conversion Shares held by them in one registration statement.

   The Company will bear the expenses, other than underwriters' discounts and commissions, of all registrations pursuant to the BT Registration Rights Agreement.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)(1) The following consolidated financial statements of RXI Holdings, Inc. and its subsidiaries are included in Item 8 and filed herewith:

INDEPENDENT AUDITORS' REPORT


To the Shareholders of
 RXI Holdings, Inc.

We have audited the accompanying consolidated balance sheets of RXI Holdings, Inc. and subsidiary (the "Company") as of June 30, 1995 and 1996 and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for the years ended June 30, 1994, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 1995 and 1996, and the results of its operations and its cash flows for the years ended June 30, 1994, 1995 and 1996, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

Los Angeles, California
October 14, 1996


RXI HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1995 AND 1996
-------------------------------------------------------------------------------------------------------------------

ASSETS                                                                              1995                1996

CURRENT ASSETS:
  Cash and cash equivalents (Notes 1 and 8)                                    $   123,123         $    24,045
  Accounts receivable, net of allowance for doubtful
    accounts of $341,400 and $482,784 as of June 30, 1995
    and 1996, respectively (Notes 1 and 8)                                      11,549,469           9,034,093
  Inventories (Notes 1, 4 and 8)                                                12,145,258           8,965,018
  Prepaid expenses and other                                                       895,314             885,881
  Income taxes refund receivable                                                 2,306,406             700,000
  Deferred income taxes (Notes 1 and 14)                                           876,009
                                                                               -----------         -----------

          Total current assets                                                  27,895,579          19,609,037

PROPERTY, PLANT AND EQUIPMENT, Net
  (Notes 1, 5, 8 and 9)                                                         35,890,657          38,780,884

DEFERRED PURCHASE PRICE RECEIVABLE (Note 3)                                                          2,250,000

INTANGIBLE AND OTHER ASSETS, Net (Notes 1, 2, 3, 6 and 9)                       35,958,983          27,274,347
                                                                               -----------         -----------

TOTAL                                                                          $99,745,219         $87,914,268
                                                                               -----------         -----------
                                                                               -----------         -----------


See accompanying notes to consolidated financial statements.
                                                                     (Continued)


RXI HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1995 AND 1996
-------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIENCY)                                                                 1995                1996

CURRENT LIABILITIES:
  Accounts payable                                                             $ 8,446,017         $ 7,303,143
  Accrued liabilities (Notes 7 and 16)                                           5,079,531           4,002,926
  Revolving line of credit (Note 8)                                              7,206,549           6,551,564
  Current maturities of long-term obligations (Note 9)                             206,035             705,006
  Accrued interest (Notes 8 and 9)                                               3,294,513           3,869,728
  Deferred Income Taxes (Notes 1 and 14)                                                               142,855
                                                                               -----------         -----------

           Total current liabilities                                            24,232,645          22,575,222

LONG-TERM OBLIGATIONS, Less current maturities
  (Notes 9 and 16)                                                              64,526,103          66,620,558

DEFERRED INCOME TAXES (Notes 1 and 14)                                           3,609,639           1,338,855
                                                                               -----------         -----------

           Total liabilities                                                    92,368,387          90,534,635
                                                                               -----------         -----------

COMMITMENTS AND CONTINGENCIES (Note 10)

REDEEMABLE STOCK AND WARRANTS (Note 11)                                            623,000             863,000
                                                                               -----------         -----------

SHAREHOLDERS' EQUITY (DEFICIENCY) (Notes 8 and 9):
  Series A preferred stock, par value $0.001 per share; $1.00 liquidation value; 15,000,000 shares authorized at June 30, 1995 and 1996; 8,376,750 and 9,260,702 shares issued and outstanding at
    June 30, 1995 and 1996, respectively (Note 12)                                   8,377               9,261
  Series B preferred stock, par value $0.001 per share; $1.00 liquidation value; 10,000,000 shares authorized at June 30, 1995 and 1996; 4,561,250 and 5,169,030 shares issued and outstanding
    at June 30, 1995 and 1996, respectively (Note 12)                                4,561               5,168
  Class A common stock, par value $0.001 per share; 15,000,000 shares authorized at June 30, 1995 and 1996; 5,098,238
    and 4,945,500 shares issued and outstanding at
    June 30, 1995 and 1996, respectively (Notes 12 and 16)                           2,653               2,500
  Warrants (Notes 9, 11 and 12)                                                  1,608,150           1,608,150
  Additional paid-in capital                                                    13,477,479          13,216,539
  Accumulated deficit                                                           (8,347,388)        (18,324,985)
                                                                               -----------         -----------
           Total shareholders' equity (deficiency)                               6,753,832          (3,483,367)
                                                                               -----------         -----------
TOTAL                                                                          $99,745,219         $87,914,268
                                                                               -----------         -----------


See accompanying notes to consolidated financial statements.
                                                                     (Concluded)


RXI HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1994, 1995 AND 1996
-------------------------------------------------------------------------------------------------------------

                                                                      YEAR ENDED JUNE 30,
                                                 ------------------------------------------------------------
                                                         1994                1995                1996

SALES (Notes 1 and 10)                               $ 55,052,269        $ 86,779,106        $ 93,962,979

COST OF SALES (Note 15)                                40,847,528          66,755,763          74,767,709

PLANT RECONFIGURATION COSTS (Note 13)                     830,435
                                                     ------------        ------------        ------------

GROSS PROFIT                                           13,374,306          20,023,343          19,195,270

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES (Note 16)                                    9,082,222          17,391,779          15,707,401


PLANT RECONFIGURATION COSTS (Note 13)                      66,241

ABANDONED ACQUISITION COSTS (Note 1)                      300,666

WRITE OFF OF EQUIPMENT                                                        375,000

AMORTIZATION OF INTANGIBLE ASSETS
    (Notes 1 and 6)                                       428,344           1,571,537           2,018,394
                                                     ------------        ------------        ------------

OPERATING INCOME                                        3,496,833             685,027           1,469,475
                                                     ------------        ------------        ------------

OTHER EXPENSE (INCOME):
  Interest (Notes 8 and 9)                              2,735,766           7,284,032          10,661,938
  Reorganization costs (Notes 1, 3 and 16)                                                      2,277,653
  Other                                                    49,768            (102,711)            105,236
                                                     ------------        ------------        ------------

           Total other expense                          2,785,534           7,181,321          13,044,827
                                                     ------------        ------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES                         711,299          (6,496,294)        (11,575,352)

PROVISION (BENEFIT) FOR INCOME TAXES
  (Notes 1 and 14)                                        388,356          (1,877,181)         (1,597,755)
                                                     ------------        ------------        ------------

INCOME (LOSS) BEFORE MINORITY INTEREST                    322,943          (4,619,113)         (9,977,597)

MINORITY INTEREST IN INCOME OF SUBSIDIARY
  (Note 2)                                                  7,412              10,457                  --
                                                     ------------        ------------        ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                   315,531          (4,629,570)         (9,977,597)

EXTRAORDINARY ITEM, Net of benefit from
  income taxes of $1,477,156 (Notes 1 and 9)                                2,943,080
                                                     ------------        ------------        ------------

NET INCOME (LOSS)                                    $    315,531         $(7,572,650)        $(9,977,597)
                                                     ------------        ------------        ------------
                                                     ------------        ------------        ------------


See accompanying notes to consolidated financial statements.

RXI HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED JUNE 30, 1994, 1995 AND 1996
------------------------------------------------------------------------------------------------------------------------------------

                                                             PREFERRED STOCK
                                               ------------------------------------------         COMMON STOCK
                                                    SERIES A                SERIES B                 CLASS A
                                               ------------------      ------------------      ------------------
                                               SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT     WARRANTS

BALANCE, JUNE 30, 1993                        3,750,000    $  3,750                           2,750,000    $  1,250
  Issuance of common stock, net                                                               1,732,500         789
  Issuance of preferred stock, net            4,462,500       4,463
  Dividends paid on preferred stock
  Accretion to redeemable stock -
    Class A and Class C warrants
  Net income
                                            ----------- -----------                         ----------- -----------
BALANCE, JUNE 30, 1994                        8,212,500       8,213                           4,482,500       2,039

  Dividends paid on preferred stock
  Accretion to redeemable stock -
    Class B common stock
  Accretion to redeemable stock - Class A and
    Class C warrants
  Issuance of detachable stock purchase
    warrants, net                                                                                                    $1,128,150
  Issuance of stock purchase warrant, net                                                                               480,000
  Issuance of common stock, net                                                                 400,000         398
  Issuance of common stock to former executive                                                   75,000          75
  Issuance of preferred stock, net                                    4,500,000     $ 4,500
  Purchase of minority interest                                                                 140,738         141
  Dividend paid in kind                         164,250         164      61,250          61
  Net loss
                                            ----------- ----------- ----------- ----------- ----------- ----------- -----------

BALANCE, JUNE 30, 1995                        8,376,750       8,377   4,561,250       4,561   5,098,238       2,653   1,608,150

 Accretion to redeemable stock - Class A and
    Class C warrants
 Repurchase and retirement of common stock                                                     (152,738)       (153)
 Dividends paid in kind                         883,952         884     607,780         607
 Net loss
                                            ----------- ----------- ----------- ----------- ----------- ----------- -----------
BALANCE, JUNE 30, 1996                        9,260,702     $ 9,261   5,169,030     $ 5,168   4,945,500     $ 2,500  $1,608,150
                                            ----------- ----------- ----------- ----------- ----------- ----------- -----------
                                            ----------- ----------- ----------- ----------- ----------- ----------- -----------

                                       Additional
                                         Paid-in      Accumulated
                                         Capital        Deficit         Total

BALANCE, JUNE 30, 1993               $  4,383,273    $  (157,192)  $  4,231,081
  Issuance of common stock, net           497,966                       498,755
  Issuance of preferred stock, net      4,346,538                     4,351,001
  Dividends paid on preferred stock                     (358,611)      (358,611)
  Accretion to redeemable stock -
    Class A and Class C warrants          (95,000)                      (95,000)
  Net income                                             315,531        315,531
                                      -----------   ------------    -----------

BALANCE, JUNE 30, 1994                  9,132,777       (200,272)     8,942,757

  Dividends paid on preferred stock                     (331,200)      (331,200)
  Accretion to redeemable stock -
    Class B common stock                 (442,247)       (42,753)      (485,000)
  Accretion to redeemable stock -
  Class A and Class C warrants            (93,000)                      (93,000)
  Issuance of detachable stock purchase
    warrants, net                                                     1,128,150
  Issuance of stock purchase warrant, net                               480,000
  Issuance of common stock, net           493,567                       493,965
  Issuance of common stock to former
    executive                              93,675                        93,750
  Issuance of preferred stock, net      3,947,217                     3,951,717
  Purchase of minority interest           145,202                       145,343
  Dividend paid in kind                   200,288       (200,513)
  Net loss                                            (7,572,650)    (7,572,650)
                                      -----------   ------------    -----------

BALANCE, JUNE 30, 1995                 13,477,479     (8,347,388)     6,753,832

 Accretion to redeemable stock -
  Class A and Class C warrants           (240,000)                     (240,000)
 Repurchase and retirement of
  common stock                            (19,449)                      (19,602)
 Dividends paid in kind                    (1,491)
 Net loss                                             (9,977,597)    (9,977,597)
                                      -----------   ------------    -----------

BALANCE, JUNE 30, 1996                $13,216,539   $(18,324,985)   $(3,483,367)
                                      -----------   ------------    -----------
                                      -----------   ------------    -----------


See accompanying notes to consolidated financial statements.


RXI HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1994, 1995 AND 1996
-----------------------------------------------------------------------------------------------------------

                                                                            YEAR ENDED JUNE 30,
                                                                -------------------------------------------
                                                                    1994           1995           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $  315,531   $ (7,572,650)  $  (9,977,597)
  Adjustments to reconcile net (loss) income to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                   2,000,755      7,301,477      7,548,747
  Deferred income taxes                                             208,907       (864,811)      (796,089)
  Minority interest in income of subsidiary                           7,412         10,457
  Stock compensation                                                                93,750
  Noncash portion of extraordinary item                                          1,839,551
  Loss on sale of distribution operations                                                          642,734
  Changes in operating assets and liabilities,
  net of effects of business acquisitions and disposition:
      Accounts receivable                                        (1,810,676)    (1,194,999)       822,614
      Inventories                                                   512,410     (4,941,614)     2,129,774
      Prepaid expenses and other                                   (118,564)        30,381         74,107
      Income tax refund receivable                                 (222,014)      (630,648)     1,502,188
      Prepaid compensation                                                      (2,000,000)
      Accounts payable                                            2,535,695        634,846      1,249,456
      Accrued liabilities                                          (644,542)     2,513,682     (1,366,340)
      Accrued interest                                                           3,294,513        568,950
      Amount owed to related company                               (114,896)
                                                               ------------   ------------   ------------

      Net cash provided by (used in) operating activities         2,670,018     (1,486,065)     2,398,544
                                                               ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash used in business acquisitions                        (17,436,191)   (22,053,664)      (759,608)
  Net proceeds from sale of distribution operations                                             1,623,747
  Purchases of property, plant and equipment                     (4,115,315)    (9,023,836)    (7,093,086)
  Proceeds from dispositions of other assets                         65,183
  Purchases of other assets                                                         (8,737)       (13,561)
                                                               ------------   ------------   ------------

      Net cash used in investing activities                     (21,486,323)   (31,086,237)    (6,242,508)
                                                               ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of senior notes                                                      58,828,050
  Issuance of long-term debt                                     17,824,989      4,129,000      1,402,804
  Proceeds from issuance of preferred stock                       4,351,001      3,951,717
  Proceeds from issuance of common stock                            450,755        493,965
  Proceeds from issuance of warrants                                             1,608,150
  Proceeds from issuance of redeemable stock and warrants           362,000         20,000
  Repurchase of common stock                                                                      (19,602)
  Purchase of Class B redeemable common stock                                     (650,000)
  Repayment of long-term debt                                    (2,895,664)   (35,329,225)      (310,062)
  Payment of debt issuance costs                                 (1,858,390)    (4,642,817)      (249,013)
  Dividends paid on Series A preferred stock                       (358,611)      (331,200)
  Net borrowings under revolving line of credit                     153,160      3,693,199      2,920,759
                                                               ------------   ------------   ------------

      Net cash provided by financing activities                  18,029,240     31,770,839      3,744,886
                                                               ------------   ------------   ------------


See accompanying notes to consolidated financial statements.
                                                                     (Continued)


RXI HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1994, 1995 AND 1996
----------------------------------------------------------------------------------------------------

                                                                   YEAR ENDED JUNE 30,
                                                     -----------------------------------------------
                                                         1994             1995             1996

DECREASE IN CASH                                       $ (787,065)      $ (801,463)    $    (99,078)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                   1,711,651          924,586          123,123
                                                     ------------     ------------     ------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                       $   924,586      $   123,123     $     24,045
                                                     ------------     ------------     ------------
                                                     ------------     ------------     ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION -
  Supplemental schedule of noncash transactions -
    In connection with the business acquisitions
      (Note 2), liabilities were assumed as follows:
      Fair value of assets acquired                  $ 23,590,763     $ 26,531,677     $  3,510,661
      Net cash used in business acquisitions          (17,436,191)     (22,053,664)        (759,608)
      Term notes issued                                (4,500,000)                         (576,470)
      Payable to seller                                  (283,397)
      Common stock of subsidiary issued                    (4,605)
                                                     ------------     ------------     ------------

LIABILITIES ASSUMED                                  $ (1,366,570)    $ (4,478,013)    $ (2,174,583)
                                                     ------------     ------------     ------------
                                                     ------------     ------------     ------------
  In connection with the sale of
    distribution operations (Note 3), liabilities
    were assumed by the purchaser as follows:
    Fair value of assets sold                                                          $(11,253,585)
    Net cash received on proceeds of sale                                                 1,623,747
    Deferred purchase price receivable                                                    2,250,000
                                                                                       ------------
LIABILITIES ASSUMED BY PURCHASER                                                       $  7,379,838
                                                                                       ------------
                                                                                       ------------

CASH PAID (RECEIVED) DURING THE PERIOD FOR:
  Interest                                           $  2,369,434     $  3,223,207     $  9,365,431
                                                     ------------     ------------     ------------
                                                     ------------     ------------     ------------

  Income taxes                                       $    410,500     $   (297,952)    $ (2,230,637)
                                                     ------------     ------------     ------------
                                                     ------------     ------------     ------------


See accompanying notes to consolidated financial statements.
                                                                     (Concluded)

RXI HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 1994, 1995 AND 1996

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ORGANIZATION AND ACTIVITIES - RXI Holdings, Inc. ("RXI") was incorporated on April 22, 1993 for the purpose of acquiring and operating plastic container manufacturing operations. RXI currently manufactures plastic containers, caps, closures and fitments in the Gulf Coast, Western, Midwestern and Eastern regions of the United States. In May 1996, the Company acquired an additional plastic container manufacturing company (See
     Note 2), and in June 1996, the Company sold its distribution business (See
     Note 3).

     REORGANIZATION - RXI Holdings, Inc. is a holding company with no assets or operations other than its investment in its wholly owned subsidiary. In May of 1996, RXI completed a reorganization (see Note 3) of its wholly owned subsidiaries, Texberry Container Corporation ("Texberry") and Patrick Plastics, Inc. ("Patrick"), transferring Texberry's manufacturing operations to, and merging Patrick with, the third wholly owned subsidiary, Continental Plastics, Incorporated ("Continental") (see Note 2), which had been renamed RXI Plastics, Inc. ("Plastics").

     PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of RXI and its wholly owned subsidiary (the "Company"). The accounts of each business acquired are included from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

     MANAGEMENT PLANS - As shown in the accompanying financial statements, during the year ended June 30, 1996, the Company incurred a net loss of $9,977,597, and as of that date, the Company's accumulated deficit totaled $18,324,985 and total liabilities, excluding redeemable stock and warrants, exceeded total assets by $2,620,367. Additionally, as described in Note
     8, the Company was not in compliance with several financial covenants of its short-term revolving line of credit as of June 30, 1996, but received waivers of those covenants as of that date and for the period then ended. Subsequent to year end, the Company negotiated new covenants with the financial institution.

     Management's plans include the continued focus on increasing sales and decreasing the costs of operations. Management believes the recent acquisition and reorganization (see Notes 2 and 3) will lead to increased production capabilities and an increase in the Company's customer base. Additionally, due to the consolidation of management and the reduction in the overall workforce, the Company expects an overall decrease in general and administrative expenses.

     CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity date of 90 days or less at the time of original purchase to be cash equivalents.

     CONCENTRATION OF CREDIT RISK - Financial instruments that subject the Company to credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable are generally diversified due to the large number of entities composing the Company's customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

     SIGNIFICANT CUSTOMER - The Company had one customer who accounted for 11.1%, 10.3% and 9.0% of the net sales for the years ended June 30, 1994, 1995 and 1996, respectively.

     INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. Effective July 1, 1994, the Company changed its method of costing certain inventories from the last-in, first-out (LIFO) method to the FIFO method. The impact of this change was not material to the financial statements of the Company.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Property, plant and equipment acquired in connection with business acquisitions are based upon their estimated fair values at the date of acquisition. Depreciation is computed on the straight-line method over the estimated useful lives ranging from 5 to 10 years for equipment and 30 years for buildings.

     INTANGIBLE AND LONG-LIVED ASSETS - The Company periodically reviews the recoverability of intangible and long-lived assets to determine if there has been any permanent impairment. This assessment is performed based on the estimated undiscounted future cash flows from operating activities without interest charges compared with the carrying value of intangible and long-lived assets. If the undiscounted future cash flows are less than the carrying value, the Company's policy is to record a writedown, which is determined based on the difference between the carrying value of the asset and its fair market value.

     Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The adoption of SFAS No. 121 had no effect on the financial statements in the year of adoption.

     GOODWILL - Goodwill is amortized on a straight-line basis over 15 and 25 years. The Company determines the estimated lives based upon management's analysis of the historical operations of each company acquired and their position within their respective markets.

     DEBT ISSUANCE COSTS - Debt issuance costs, which relate to the costs of obtaining financing, are being amortized over the period of the related loan facilities (see Notes 6, 8 and 9).

     INCOME TAXES - The Company provides for deferred income taxes on temporary differences between the bases of assets and liabilities for financial statement and income tax purposes (see Note 14).

     REVENUE - The Company recognizes revenue upon shipment of product to the customer, with appropriate allowance for estimated returns and other allowances.

     ABANDONED ACQUISITION COSTS - Abandoned acquisition costs represent incremental costs directly related to a potential acquisition that was not completed. All costs were incurred and expensed in fiscal year 1994.

     EXTRAORDINARY ITEM - Pursuant to the closing of a $60 million senior secured note offering and establishment of the Company's revolving line of credit, all of the outstanding balances of certain revolving lines of credit, and various term loans, lease and other equipment financing arrangements, and subordinated notes were paid in full in February 1995. These prepayments resulted in an extraordinary charge in fiscal year 1995 of approximately $2,943,000 after applicable income taxes (see Note 9).

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash equivalents, receivables and payables approximate fair values due to the short maturities of these instruments. The carrying amount of the Company's short-term debt approximates fair values because its interest rate is based upon variable reference rates. The carrying amounts of the Company's various long-term debts approximate fair value based on rates currently available to the Company for debt with similar terms and maturity.

     RECLASSIFICATIONS - Certain items in prior years' financial statements have been reclassified to conform with current year presentation.

2.   BUSINESS ACQUISITIONS
     The acquisitions described below have been accounted for using the purchase method under which the purchase price was allocated to the assets acquired and liabilities assumed based upon their relative fair values.

     On May 12, 1994, the Company acquired certain assets and assumed certain liabilities relating to the plastic bottle manufacturing operations of Patrick for $16,749,870 in cash, a payable of $283,397, a subordinated note payable of $4,500,000, 5% of the common stock of Patrick (recorded at $4,605) and $686,321 of acquisition costs and $1,366,570 of liabilities assumed.

     The purchase price of $23,590,763 was allocated as follows:


          Current assets                                        $ 3,466,758
          Property, plant and equipment and other assets          5,024,224
          Goodwill                                               15,099,781
          Current liabilities                                    (1,366,570)
                                                                -----------

                                                                $22,224,193
                                                                -----------
                                                                -----------

     In 1995, the Company purchased the minority interest in Patrick owned by the seller. The seller, who was a director of the Company, received 140,738 shares of the Company's common stock, which shares' fair market value was approximately $145,000. The additional investment is included in goodwill in the accompanying consolidated balance sheet at June 30, 1995. During 1996, upon the resignation of the director, the shares were repurchased in accordance with provisions set forth in the Second
     Amended and Restated Stockholders Agreement dated November 1, 1994. The shares were immediately retired.

     On February 10, 1995, the Company acquired the capital stock of Continental. The purchase price of $22,122,267 was allocated as follows:

          Current assets                                        $ 5,076,243
          Property, plant and equipment                          10,615,166
          Other assets                                               33,677
          Goodwill                                               10,875,194
          Current liabilities                                    (1,412,040)
          Other liabilities                                      (3,065,973)
                                                                -----------

                                                                $22,122,267
                                                                -----------
                                                                -----------

     On May 9, 1996, the Company acquired the capital stock of Vanguard Plastics of California, Inc. ("Vanguard") for $600,000 in cash, a note payable of $576,470, and $200,000 of acquisition costs. The purchase price of $1,376,470 was allocated as follows:

          Current assets                                        $ 2,527,800
          Property, plant and equipment                             483,331
          Other assets                                              539,922
          Current liabilities                                    (1,607,916)
          Long-term liabilities                                    (566,667)
                                                                -----------

                                                                $ 1,376,470
                                                                -----------
                                                                -----------


     The excess of the fair value of the assets acquired over the purchase price resulted in negative goodwill. The Company allocated the negative goodwill against long-lived assets.

     The goodwill recorded in connection with the acquisitions of Patrick and Continental is being amortized over its estimated life of 15 years.

     The following table sets forth the unaudited pro forma results of operations for each period in which the acquisitions and disposition (see
     Note 3) occurred and for the immediately preceding period as if the acquisitions and disposition were consummated at the beginning of the immediately preceding period:

                                                YEAR ENDED JUNE 30,
                                   --------------------------------------------
                                       1994            1995            1996

       Net sales                   $ 82,519,000    $ 74,252,697    $ 74,326,303
                                   ------------    ------------    ------------
                                   ------------    ------------    ------------

       Loss before extraordinary
        item                       $ (2,549,000)   $ (6,647,400)    $(9,348,973)
                                   ------------    ------------    ------------
                                   ------------    ------------    ------------

       Net loss                    $ (2,549,000)   $ (9,590,400)    $(9,348,973)
                                   ------------    ------------    ------------
                                   ------------    ------------    ------------

3.   REORGANIZATION AND SALE OF DISTRIBUTION OPERATIONS

     During 1996, the Company elected to sell its distribution operations and reorganize its manufacturing operations into one operating unit.
     The distribution assets, including goodwill of $6,465,453, were sold effective June 1, 1996, in a stock sale to an unrelated packaging distributor, for $11,253,935, including assumed liabilities and excluding escrow funds. The Company received $1,624,097 in cash and a deferred purchase price receivable of $2,250,000 due in five years with interest received quarterly at 10% per annum.

     In addition, the buyer deposited $2,628,369 into an escrow account, the disposition of which is contingent on the buyer achieving certain operating results over a one year period. The sale resulted in a loss of $642,734, including transaction costs of $450,887, and before recognition of the escrowed funds. This loss is included in the reorganization costs in the accompanying financial statements for the year ended June 30, 1996.

     Assets sold and liabilities assumed of the distribution operations at the time of sale were as follows:

                                                               MAY 31, 1996

          Current assets                                        $ 4,974,686
          Property & equipment, net                                   5,643
          Goodwill, net                                           6,465,453
          Current liabilities                                    (7,379,838)
                                                                -----------

                                                                $ 4,065,944
                                                                -----------
                                                                -----------


     Summary operating results for the distribution operations for the period from July 1, 1995 to May 31, 1996, are as follows:

          Revenues                                              $27,771,422
          Cost of sales                                          23,469,199
                                                                -----------

          Gross profit                                          $ 4,302,223
                                                                -----------
                                                                -----------

     In connection with the reorganization, the Company consolidated management of the manufacturing operations under one President and terminated the employment of another executive resulting in severance expense of $793,496 (See Note 16). In addition, certain other employees were terminated at the time of the reorganization resulting in additional severance costs of $349,335. Additional costs related to the reorganization of $492,088, including a $340,463 write-off of unsold or discontinued inventory, are also included in reorganization costs in the accompanying financial statements for the year ended June 30, 1996.

4.   INVENTORIES
     Inventories consisted of the following:

                                                         JUNE 30,
                                                ---------------------------
                                                    1995            1996

          Raw materials                         $ 3,073,034     $ 1,441,484
          Finished goods                          9,072,224       7,523,534
                                                ------------    -----------

          Total                                 $12,145,258     $ 8,965,018
                                                ------------    -----------
                                                ------------    -----------

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                          JUNE 30,
                                               -------------------------------
                                                    1995           1996

          Land                                   $ 1,007,707    $ 1,007,707
          Buildings                                7,696,201      8,368,735
          Manufacturing equipment                 27,704,379     30,875,178
          Leased property under capital leases       404,093        784,413
          Furniture, office and other equipment    2,307,121      2,305,998
          Construction in progress                   961,052      4,207,572
                                                 -----------    -----------

                                                  40,080,553     47,549,603
          Accumulated depreciation and
           amortization                           (4,189,896)    (8,768,719)
                                                 -----------    -----------

          Property, plant and equipment, net     $35,890,657    $38,780,884
                                                 -----------    -----------
                                                 -----------    -----------


     Construction in progress consists primarily of deposits for and purchases of machinery and equipment at the Company's manufacturing facilities, including costs to prepare those facilities for the installation. When the installation is completed, the costs are transferred to the appropriate property, plant and equipment category.

6.   INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consisted of the following:

                                                           JUNE 30,
                                                ------------------------------
                                                     1995           1996

          Goodwill                               $33,416,768    $26,186,519
          Debt issuance costs                      4,597,924      4,940,387
          Organization costs                         220,605        220,605
          Deposits and other                          57,261        299,042
                                                 -----------    -----------

          Total                                   38,292,558     31,646,553
          Accumulated amortization                (2,333,575)    (4,372,206)
                                                 -----------    -----------

          Intangible and other assets, net       $35,958,983    $27,274,347
                                                 -----------    -----------
                                                 -----------    -----------

7.   ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:
                                                           JUNE 30,
                                                ------------------------------
                                                     1995           1996

          Accrued payroll and related taxes       $2,165,227     $  776,866
          Accrued severance                        1,257,650        681,309
          Other accrued expenses                   1,656,654      2,544,751
                                                  ----------     ----------

                                                  $5,079,531     $4,002,926
                                                  ----------     ----------
                                                  ----------     ----------

8.   REVOLVING LINE OF CREDIT

     The Company has a line of credit agreement with a financial institution that expires in 2000. The agreement provides for borrowings up to the lesser of $15,000,000, or the sum of 85% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $6 million. The agreement also provides the Company with the facility to issue letters of credit for the purchase of equipment, provided, however, that the aggregate amount of letters of credit outstanding at any time cannot exceed $1 million. Borrowings under the revolving line of credit bear interest at the bank's prime rate (9% and 8.25% at June 30, 1995 and 1996, respectively) plus 1%.

     At June 30, 1996, covenants contained in the line of credit agreement required the Company to maintain certain financial statistics related to working capital, interest coverage, fixed charge ratio and net worth, measured quarterly on a consolidated basis.

     At June 30, 1996, the Company was in violation of these covenants and obtained waivers of those covenants as of that date and for the period then ended.

9.   LONG-TERM OBLIGATIONS

     Long-term obligations consisted of the following:

                                                                                           JUNE 30,
                                                                             ------------------------------------
                                                                                   1995                1996

          Subordinated seller note payable with interest only payments due at 8% each quarter, beginning June 30, 1994; principal
            and unpaid interest due on June 30, 1999                           $ 4,500,000         $ 4,500,000

          Term note payable to a bank, due in quarterly principal
            installments of $43,750 beginning January 1, 1996, plus
            interest at the bank's prime rate (9% and 8.25% at June 30,
            1995 and 1996) plus 1.5%, all due in October 1999                      700,000             612,500

          Senior secured notes payable with interest payments due at
            14% semi-annually in arrears on January 15 and July 15 of
            each year; principal and unpaid interest due on July 15, 2002       60,000,000          60,000,000

          Subordinated seller note payable with interest payments due at 10% semi-annually in arrears beginning on November 15,
            1996; principal amount payable in five annual installments
            of $115,294 each beginning on May 10, 1997                                                 576,470

          Term note payable to a bank, due in quarterly installments of
            $65,000 each, beginning on October 1, 1996, plus interest at the bank's prime rate (8.25% at June 30, 1996) plus 1.5%,
            all due in July 2001                                                                     1,300,000

          Other long-term obligations                                              384,983             591,686
                                                                               -----------         -----------

                                                                                65,584,983          67,580,656
          Current maturities                                                      (206,035)           (705,006)
          Unamortized original discount                                         (1,110,495)           (952,479)
                                                                               -----------         -----------

                                                                               $64,268,453         $65,923,171
                                                                               -----------         -----------
                                                                               -----------         -----------


     Long-term obligations also include the non-current portion of severance agreements of $257,650 and $697,387 at June 30, 1995 and 1996, respectively (see Note 16).

     On February 10, 1995, the Company completed its offering of $60 million in senior secured notes ($58,828,050 net of the original issue discount) to certain accredited investors. The notes were issued with detachable warrants to purchase 938,610 shares of the Company's common stock for $0.01 per share. The fair market value of these warrants at the date of issuance was $1,171,950. The value of the warrants is included in shareholders' equity on the accompanying consolidated balance sheet (net of issuance costs).

     The senior secured notes bear interest at a stated rate equal to 14% of their face value. However, the original issue discount related to the common stock purchase warrants, together with deferred financing costs related to the offering, result in an effective interest rate of approximately 15.3%. The senior secured notes are secured by liens on substantially all of the Company's fixed assets and certain intangible assets.

     The wholly owned subsidiary has guaranteed the debt related to the $60 million senior secured notes. The guarantee is full and unconditional. In addition, the senior notes are secured by a pledge of the subsidiary's capital stock.

     Covenants contained in the senior secured note agreement limit the amount the Company may borrow under its revolving line of credit agreement to the lesser of $20 million or the maximum advances allowed under the line of credit agreement (see Note 8), limit the amount of indebtedness the Company may incur under capital lease or other equipment financing agreements to $3 million in each of the fiscal years ending June 30, 1996 and 1997, and limit the amount of indebtedness the Company may incur in connection with the acquisition of another company or companies. The agreement also places limits on, among other things, the amount of operating lease commitments the Company may enter under lease agreements not in effect at February 10, 1995, the payment of dividends and other payments between the Company and its subsidiary, the payment of dividends to third parties, and the sale of Company assets. The Company was in compliance with all covenants relating to its senior secured notes as of June 30, 1995 and 1996.

     On February 10, 1995, pursuant to the completion of the senior secured note issuance, all of the term loans, equipment financing loans, and subordinated notes payable, except for the subordinated seller note payable, were repaid. This prepayment resulted in an extraordinary charge of $2,943,080, net of income tax benefit of $1,477,156. The charge consisted of $1,103,529 of cash prepayment premiums with the balance of $3,316,707, representing the write-off of deferred loan costs associated with the extinguished debt.

     Maturities of long-term obligations for the next five years are as follows:


      YEAR ENDING
       JUNE 30,

         1997                                                   $   705,006
         1998                                                       760,727
         1999                                                     5,158,987
         2000                                                       515,736
         2001                                                       375,200
         Thereafter                                              60,065,000
                                                                -----------

    Total                                                       $67,580,656
                                                                -----------
                                                                -----------


10.  COMMITMENTS AND CONTINGENCIES

     The Company leases certain of its manufacturing and warehousing facilities under operating leases that, in some cases, require the Company to pay real estate taxes and insurance. In addition, the Company leases certain automobiles, trucks and equipment under operating leases.

     The following is a summary of future minimum rental payments required under operating leases as of June 30, 1996:


      YEAR ENDING
       JUNE 30,

                                                                    TOTAL

          1997                                                  $ 2,580,959
          1998                                                    2,212,288
          1999                                                    1,949,546
          2000                                                      995,640
          2001                                                      766,796
          Thereafter                                                439,864
                                                                -----------

          Total                                                 $ 8,945,093
                                                                -----------
                                                                -----------

     Rental expense was $496,280, $1,308,876 and $1,499,029 for the years ended June 30, 1994, 1995 and 1996, respectively.

     On July 1, 1994, the Company began subleasing a manufacturing facility from a customer for 60 months at a rate of $23,781 per month.

     The Company has entered into various long-term contracts committing it to manufacture specified product amounts in the ordinary course of business for certain customers in connection with its business operations.

     At June 30, 1996, the Company has outstanding commitments to purchase approximately $2.5 million for manufacturing machinery and equipment and molds.

     One of the Company's leased facilities is part of a site that is listed on the CERCLIS database of environmentally impacted sites. If the site becomes subject to an active environmental remediation effort, the Company may be asked to participate in payment of related costs. However, since the CERCLIS listing relates to activities of a former occupant, and the Company has not received any notification of any action to place the site on the National Priorities List of Superfund sites nor has the Company received any notice that it or any other parties have been named Potentially Responsible Parties ("PRP"), no liability has been accrued.
     Due to the uncertainties inherent in environmental regulation, the Company could be named a PRP and be required to participate in costs related to remediation if the site were moved to the list of Superfund sites, or if active remediation efforts were otherwise required. However, the Company has obtained indemnification from its landlord with respect to payment of remediation costs related to preexisting contamination if the site were placed on the National Priorities List of Superfund sites and environmental remediation costs were to occur.

11.  REDEEMABLE STOCK AND WARRANTS
     Redeemable stock and warrants consist of the following:

                                                             BALANCE                                         BALANCE
                                                            JUNE 30,                                        JUNE 30,
                                                              1994      ISSUANCES  RETIREMENTS  ACCRETION     1995

       Class B common stock, par value $0.001 per
         share; 600,000 shares authorized at June 30,
         1994; all outstanding shares were purchased and
         retired by the Company in 1995.                    $    236               $    (236)

       Additional paid-in capital - Class B common stock     164,764                (649,764)   $485,000

       Class A warrant to purchase 1,480,769 shares
         of Class A common stock at a purchase of
         $0.01 per share; expires June 30, 2004              313,000                              57,000    $370,000

       Class B warrant to purchase 1,365,734 shares of Class A common stock at a purchase price of $0.01 per share; expires
         June 30, 2004

       Class C warrant to purchase 932,884 shares
         of Class A common stock at a purchase price
         of $0.01 per share; expires June 30, 2004           197,000                              36,000     233,000

       Class E warrant to purchase an indeterminate
         number of shares of common stock.  The
         number of shares purchasable will be determined
         at the time of exercise and is dependent on a
         defined rate of return to its holder                            $20,000                              20,000
                                                            --------     -------   ---------    --------    --------
                                                            $675,000     $20,000   $(650,000)   $578,000    $623,000
                                                            --------     -------   ---------    --------    --------
                                                            --------     -------   ---------    --------    --------

                                                                                                BALANCE
                                                                                               JUNE 30,
                                                            ISSUANCES  RETIREMENTS  ACCRETION   1996
       Class B common stock, par value $0.001 per
         share; 600,000 shares authorized at June 30,
         1994; all outstanding shares were purchased and
         retired by the Company in 1995.

       Additional paid-in capital - Class B common stock

       Class A warrant to purchase 1,480,769 shares
         of Class A common stock at a purchase of
         $0.01 per share; expires June 30, 2004                                     $148,000    $518,000

       Class B warrant to purchase 1,365,734 shares of Class A common stock at a purchase price of $0.01 per share; expires
         June 30, 2004

       Class C warrant to purchase 932,884 shares
         of Class A common stock at a purchase price
         of $0.01 per share; expires June 30, 2004                                    92,000     325,000

       Class E warrant to purchase an indeterminate
         number of shares of common stock.  The
         number of shares purchasable will be determined
         at the time of exercise and is dependent on a
         defined rate of return to its holder                                                     20,000
                                                            --------    --------    --------    --------
                                                            $      0    $      0    $240,000    $863,000
                                                            --------    --------    --------    --------
                                                            --------    --------    --------    --------

     In 1995, the Company purchased and retired all of its outstanding shares of Class B common stock for $650,000.

     The holders of the Company's Series A preferred stock and Series B preferred stock hold four warrants (the Class A, Class B, Class C and Class E warrants) to purchase Class A common stock for $0.01 per share. The number of shares and purchase prices applicable to the four warrants may vary based upon provisions in the individual warrants that may be applicable at the time of exercise. The holders of the Class A, Class B and Class C warrants may tender all or a portion of the warrants and warrant shares held by it for purchase by the Company at any time from or after July 1, 2005 until May 12, 2014. The holders of the Class E warrant may, at any time upon or after the occurrence of a disposition event, require the Company to repurchase all of the outstanding Class E warrant shares. A disposition event is defined as any liquidation of the Company, sale of all or substantially all of the assets of the Company, any qualified public offering of common stock, or any transaction of merger or consolidation which results in the shareholders of the Company not controlling at least a majority of the outstanding equity securities of the surviving corporation. The tender price will be the fair market value of the warrants at the date of the tender transaction. The warrants were recorded at their estimated fair value at the date of purchase. The difference between the carrying value of the warrants and the estimated fair value of the warrants at the earliest possible date of tender is being accreted to the warrants. The estimated fair value of the warrants and the warrant shares at the earliest possible date of tender was $1.00 and $1.25 per share at June 30, 1995 and 1996, respectively. The estimated fair value of the warrants and the warrant shares was determined based on the current fair market value of the Company's equity securities as determined in arm's length transactions during the year.

12.  CAPITAL STOCK AND STOCK BASED COMPENSATION

     In October 1994, the Company's Board of Directors declared a 2.2-for-one stock split of its common stock.

     The Series A preferred stock is nonvoting and accrues dividends payable in kind quarterly until June 30, 2003 at the rate of 8% per annum on the liquidation value of $1.00 per share plus accrued and unpaid dividends. From July 1, 2003, dividends will accrue at the rate of 10% per annum on the liquidation value, and the dividend rate will increase on each July 1 thereafter by 2% per annum. Unpaid dividends on the Series A preferred stock are cumulative and accrue interest on a daily basis, and interest is payable at a rate of 2% per annum above the then current dividend rate during the first year that any such dividends are in arrears. Thereafter, the interest rate will increase by 1% annually.

     All of the Company's issued and outstanding Series A preferred stock is owned by an affiliate of a financial institution. The Company may from time to time redeem all or any portion of the Series A preferred stock then outstanding at the liquidation value.

     The Series B preferred stock is nonvoting and accrues dividends payable in kind on a daily basis until July 1, 2003, at a rate of 10% per annum on the liquidation value of $1.00 per share plus accrued and unpaid dividends. From July 1, 2003, dividends will accrue at a rate of 12% per annum on the liquidation value, and the dividend rate will increase on each July 1 thereafter by 2% per annum. Unpaid dividends on the Series B preferred stock are cumulative and accrue interest on a daily basis, and interest is payable at a rate of 2% per annum above the then current dividend rate during the first year that any such dividends are in arrears. Thereafter, the interest rate will increase by 1% annually. The Company may from time to time redeem all or any portion of the Series B preferred stock then outstanding at liquidation value.

     The Series B preferred stock is convertible at any time at the option of the holder into the Company's Class A common stock. The number of shares of Class A common stock obtainable through conversion will be determined by dividing the liquidation value of the Series B preferred shares by the fair market value per share of the Class A common stock on the date of conversion.

     The Class D Warrants permit the holders to purchase an aggregate of 384,335 shares of common stock for a price of $0.01 per share. The warrants become exercisable on or before the earlier of December 31, 2005, six years from the date on which 2,500,000 aggregate shares of Series B preferred stock have been redeemed or otherwise repurchased, or the occurrence of a disposition event. A disposition event is defined as any liquidation of the Company, any qualified public offering, or any transaction of merger or consolidation which results in the stockholders of the Company not controlling at least a majority of the outstanding equity securities of the surviving corporation. The Class D Warrants were recorded at $480,000, which equaled their estimated fair value at the date of issuance based on fair market value of the underlying equity securities as determined in arm's length transactions.

     The Company has reserved 755,738 shares of common stock for issuance under its Amended and Restated 1994 Stock Option Plan. During 1995 and 1996 the Company granted, to certain key employees, options to purchase 367,076 and 297,500 shares, respectively, of its common stock for prices ranging from $1.00 to $1.25 per share, the fair market value at the respective dates of grant, as determined by the Company's Board of Directors, based upon recent arm's length transactions. The options vest and become exercisable in installments over five years, and expire five and one-half years after their date of grant. None of the options granted under the 1994 Stock Option Plan expired during 1995, nor were any of the outstanding options exercisable at June 30, 1995. During 1996, options to purchase 46,200 shares were forfeited in connection with the termination of certain employees, and options to purchase 120,471 shares became exercisable. As of June 30, 1996, no options have been exercised.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123) which will be effective for the Company in its fiscal year ending June 30, 1997. SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.


13.  PLANT RECONFIGURATION COSTS

    Plant reconfiguration costs include charges incurred with the Company's Houston operations retrofitting of manufacturing facilities and changes in both the quality and types of resins maintained in inventory, in accordance with management's new operating policies. Such charges are composed of the following items for the year ended June 30, 1994:

                                                          COST OF     OPERATING
                                                           SALES       EXPENSES

          Disposal/sale of resin and finished goods      $592,000
          Plant consolidation costs                       238,435
          Management consulting                                         $35,241
          Operations review                                              31,000
                                                         --------       -------

                                                         $830,435       $66,241
                                                         --------       -------
                                                         --------       -------

14.  INCOME TAXES

     The (benefit) provision for income taxes is composed of the following:

                                                    JUNE 30,
                                    ----------------------------------------
                                       1994           1995          1996

          Current                    $179,449     $(1,012,370)    $ (801,666)
          Deferred                    208,907        (864,811)      (796,089)
                                     --------     -----------     -----------

                                     $388,356     $(1,877,181)    $(1,597,755)
                                     --------     -----------     ------------
                                     --------     -----------     ------------

     The Company's (benefit) provision for income taxes is reconciled to the statutory tax rate as follows:

                                                                     JUNE 30,
                              --------------------------------------------------------------------------------------
                                        1994                           1995                          1996

       Statutory income tax
        provision               $241,842        34.0 %     $(2,208,739)      (34.0)%        $(3,952,500)     (34.0)%
       Goodwill and other
       permanent differences
       from sale of
       distribution operations                                                                2,313,000       19.9%
       Permanent differences     102,453        11.8 %         235,422         3.7 %            454,000        3.9%
       Other                      44,061         6.2 %          96,136         1.5 %           (412,255)      (3.5)%
                                --------    --------       -----------        ------          ---------   ---------

                                $388,356        52.0 %     $(1,877,181)      (28.8)%        $(1,597,755)     (13.7)%
                                --------    --------       -----------       ------          --------      ---------
                                --------    --------       -----------       ------          --------      ---------

     The Company's significant temporary differences, which result in deferred tax assets and liabilities as of June 30, 1996, are as follows:


                                                                      DEFERRED TAX
                                                TEMPORARY         ASSETS (LIABILITIES)
                                               DIFFERENCES     CURRENT           LONG-TERM

       Tax depreciation in excess of book      $(3,053,283)    $                 $(1,246,692)
       Capitalized leases                          569,629                           196,596
       Inventory cost capitalization               341,867     $138,929              332,026
       Accrued severance                         1,044,783       38,775
       State income tax                            338,356       (3,900)             118,940
       Reserves and allowances                      93,600       37,086
       Other                                       125,021      (14,568)              56,734
       Purchase accounting asset revaluation    (6,412,900)    (339,207)          (2,165,419)
       Net operating loss                        3,339,000                         1,368,990
                                                 ----------    ---------           ---------

                                               $(3,613,927)   $(142,885)        $(1,338,825)
                                                 ----------    ---------          ---------
                                                 ----------    ---------          ---------
       Total deferred assets                                                    $ 2,288,076
       Total deferred liabilities                                                (3,769,786)
                                                                                  ---------
                                                                                $(1,481,710)

                                                                                  ---------
                                                                                  ---------

     The Company's significant temporary differences, which result in deferred tax assets and liabilities as of June 30, 1995, are as follows:

                                                                      DEFERRED TAX
                                                TEMPORARY         ASSETS (LIABILITIES)
                                               DIFFERENCES     CURRENT           LONG-TERM

       Tax depreciation in excess of book     $(2,353,659)                       $ (935,193)
       Capitalized leases                        (311,923)                         (107,437)
       Inventory cost capitalization              721,601      $ 293,062
       Accrued severance                        1,500,000        443,880             98,750
       State income tax                           300,656        109,198             (6,972)
       Reserves and allowances                    364,078        131,041
       Other                                     (295,368)      (160,093)            81,095
       Purchase accounting asset revaluation  (10,451,454)      (361,055)        (3,527,977)
       Net operating loss                       3,360,038        419,976            788,095
                                              -----------        -------          ----------

                                              $(7,166,031)     $ 876,009        $(3,609,639)
                                              ===========       ========         ===========

       Total deferred assets                                                    $ 2,365,097
       Total deferred liabilities                                                (5,098,727)
                                                                                 -----------

                                                                                $(2,733,630)
                                                                                 ==========

15.  RELATED PARTIES

    In October 1994, the Company began leasing its Houston warehouse from a partnership, of which a member of the Board of Directors is the managing partner, that had been previously assigned the Company's rights to purchase the property. The terms of the five-year lease require annual lease payments aggregating $66,000, adjusted periodically for changes in the Consumer Price Index, and provide for an option to acquire the property for $818,000 at the end of the lease term. Rental expense of $49,295 and $66,606 related to this lease was included in cost of sales for 1995 and 1996, respectively, in the accompanying consolidated statements of operations.

    The Company leases its Ottawa manufacturing facility and its Leipsic warehouse under operating leases from a related party. The lease agreements for these facilities provide for annual rental payments of approximately $390,000 for an initial term of five years with two five-year renewal options. The leases also provide the Company with the option to purchase the buildings at any time during the lease term, including option periods, for a minimum purchase price of $1,100,000 and $3,000,000 for the Ottawa facility and the Leipsic facility, respectively. Rental expense of $446,847 and $506,999 related to these leases was included in cost of sales for 1995 and 1996, respectively, in the accompanying consolidated statements of operations.

16. EXECUTIVES' SEVERANCE AGREEMENTS

    During fiscal year 1995, the Company reached separate agreements with two executives, which resulted in the termination of their employment with the Company. The Company has recorded charges totaling approximately $3,344,000 in the year ended June 30, 1995, reflecting the total expense related to these terminations. These charges are included in selling, general and administrative expenses in the accompanying consolidated statement of operations and are composed of approximately $1,500,000 of future obligations to the two executives and the write-off of the unamortized portion of compensation paid to one of the executives in February 1995, of approximately $1,844,000 ($2,000,000 net of accumulated amortization of approximately $156,000). The future obligations to the two executives are due and payable in monthly installments, which total $1,257,650 in 1996 and $257,650 in 1997, and are included in accrued liabilities and long-term obligations, respectively, in the accompanying consolidated balance sheet at June 30, 1995.

    One of the executives had a grant of options to purchase 153,263 shares of the Company's common stock for $0.001 per share, in connection with the commencement of his employment in February 1995. The options were scheduled to vest over five years, with 30,653 shares vesting immediately. In connection with the vesting of these options in 1995, the Company recognized compensation expense of approximately $36,000, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended June 30 ,1995. The expense was determined based on the number of options that vested and the difference between the aggregate exercise price of the options and the fair market value of the underlying shares as of the date the options vested. In connection with the termination of this executive's employment, the options were canceled and the Company agreed to issue 75,000 shares of its common stock. The Company recognized additional compensation expense of $57,500 relating to the issuance of such shares.

    During fiscal year 1996, in connection with the reorganization (see Note 3), the Company reached an agreement with an executive which resulted in the termination of his employment with the Company effective July 1, 1996. The Company has recorded charges of $793,496 in the year ended June 30, 1996, reflecting the total expense related to this termination. This charge is included in reorganization costs in the accompanying consolidated statement of operations. The future obligations to the executive are due and payable in monthly installments of $15,513, commencing on July 31, 1996. The present value of payments due in 1997 of $96,109 and the remaining obligation of $697,387 are included in accrued liabilities and long-term obligations, respectively, on the accompanying consolidated balance sheet at June 30, 1996.

    In connection with the commencement of his employment in January 1995, the executive was granted options to purchase 140,738 shares of the Company's common stock for $1.00, the fair market value at the date of grant. Upon the termination of his employment, the options were canceled based on the terms in the executive's severance agreement.

                                     *****

   (a)(2)

   (a)(3)

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

   2.1 Stock Purchase Agreement, dated as of May 1, 1996, between RXI Holdings, Inc., RXI Plastics, Inc., Vanguard Plastics, Inc. and the 1989 Steil Family Trust (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 9, 1996 (the "May 1996 8-K")).

   2.2 Stock Purchase Agreement, dated as of May 15, 1996, between RXI Holdings, Inc, RXI Plastics, Inc. and Texberry Acquisition, Inc. (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated June 6, 1996 (the "June 1996 8-K")).

   3.01 Third Amended and Restated Certificate of Incorporation of RXI, Holdings, Inc., dated as of February 21, 1995 (incorporated by reference to Exhibit 3.01 to the Company's Registration Statement on Form S-4 (the "Registration Statement"), as amended, filed with the Securities and Exchange Commission ("SEC") on July 7, 1995 (Registration No. 33-94420)).

   3.02 Bylaws of RXI Holdings, Inc., adopted as of June 14, 1993, and all Amendments thereto (incorporated by reference to Exhibit 3.02 to the Registration Statement).

   4.01 Purchase Agreement for 3,750,000 Shares, $.001 Par Value Series A Preferred Stock and Warrants to Purchase up to 1,022,727 Shares of Common Stock of RXI Holdings, Inc., and BT Capital Corporation, dated as of June 17, 1993 (incorporated by reference to Exhibit
             4.01 to the Registration Statement).

   4.02 Stock Purchase Agreement for 4,462,500 Shares, $.001 Par Value Series A Preferred Stock and Warrants to Purchase up to 993,968 Shares of Common Stock of RXI Holdings, Inc., by and between RXI Holdings, Inc. and BT Capital Corporation, dated as of May 12, 1994 (incorporated by reference to Exhibit 4.02 to the Registration Statement).

   4.03 Second Amended and Restated Class A Warrant No. 3, dated as of February 9, 1995, to purchase 1,480,769 shares of Class A Common Stock of RXI Holdings, Inc., par value $.001, for the purchase price of $.01 per share, held by BT Capital Corporation (incorporated by reference to Exhibit 4.03 to the Registration Statement).

   4.04 Second Amended and Restated Class B Warrant No. 3, dated as of February 9, 1995, to purchase 1,365,734 shares of Class A Common Stock of RXI Holdings, Inc., par value $.001, for the purchase price of $.01 per share, held by BT Capital Corporation (incorporated by reference to Exhibit 4.04 to the Registration Statement).

   4.05 Amended and Restated Class C Warrant No. 3, dated as of February 9, 1995, to purchase 932,884 shares of Class A Common Stock of RXI Holdings, Inc., par value $.001, for the purchase price of $.01 per share, held by BT Capital Corporation (incorporated by reference to Exhibit 4.05 to the Registration Statement).

   4.06 Second Amended and Restated Stockholders Agreement, dated as of November 1, 1994, among RXI Holdings, Inc., RXI Management Corporation, BT Capital Corporation, and Patrick Holdings, Inc. (incorporated by reference to Exhibit 4.06 to the Registration Statement).

   4.07 Letter Agreement between RXI Holdings, Inc. and Patrick Holdings, Inc., dated as of December 28, 1994, modifying the Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 4.07 to the Registration Statement).

   4.08 Letter Agreement between Thomas F. Hudak and RXI Holdings, Inc., dated as of December 30, 1994, modifying the Stock Option Agreement and the Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 4.08 to the Registration Statement).*

* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

   4.09 Letter Agreement between RXI Holdings, Inc. and Thomas F. Hudak, dated as of December 28, 1994, modifying the Stock Option Agreement and the Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 4.09 to the Registration Statement).

   4.10 Letter Agreement between RXI Holdings, Inc. and Harvey Casey, dated as of December 28, 1994, modifying the Stock Option Agreement and the Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 4.10 to the Registration Statement).

   4.11 1995 Securities Purchase Agreement for 4,500,000 Shares, $.001 Par Value Series B Preferred Stock and Warrants to Purchase Shares of Common Stock of RXI Holdings, Inc. by and between RXI Holdings, Inc. and BT Capital Corporation, dated as of January 31, 1995 (incorporated by reference to Exhibit 4.11 to the Registration Statement).

   4.12 Form of Class D Warrant to purchase shares of Common Stock of RXI Holdings, Inc., par value $.001, for the purchase price of $.01 per share (incorporated by reference to Exhibit 4.12 to the Registration Statement).

   4.13 Form of Class E Warrant to purchase Common Stock of RXI Holdings, Inc., par value $.001, for the purchase price of $.001 per share (incorporated by reference to Exhibit 4.13 to the Registration Statement).

   4.14 Second Amended and Restated Registration Rights Agreement, dated as of February 10, 1995, by and between RXI Holdings, Inc. and BT Capital Corporation (incorporated by reference to Exhibit 4.14 to the Registration Statement).

   4.15 Subscription Agreement, dated as of January 31, 1995, among RXI Management Corporation, Patrick Holdings, Inc., and RXI Holdings, Inc. (incorporated by reference to Exhibit 4.15 to the Registration Statement).

   4.16 Purchase Agreement of 60,000 Units Consisting of $60,000,000 14% Senior Notes due 2002 and Warrants to Purchase 938,610 Shares of Common Stock of RXI Holdings, Inc., dated as of February 10, 1995, between RXI Holdings, Inc. and BT Securities Corporation (incorporated by reference to Exhibit 4.16 to the Registration Statement).

   4.17 Indenture of RXI Holdings, Inc. and the Subsidiary Guarantors named therein, dated as of February 10, 1995, for $60,000,000 14% Senior Notes Due 2002, Series A and Series B, with U.S. Trust Company of California, N.A. as Trustee (incorporated by reference to Exhibit
             4.17 to the Registration Statement).

   4.18 First Amendment to Indenture, dated as of July 1, 1995, among RXI Holdings, Inc., Subsidiary Guarantors and U.S. Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit
             4.17.01 to the Registration Statement.

   4.19 Second Amendment to Indenture, dated as of September 7, 1995, among RXI Holdings, Inc., Subsidiary Guarantors and U.S. Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit
             4.17.02 to the Registration Statement).

   4.20 Form of RXI Holdings, Inc. 14% Senior Note due 2002 (incorporated by reference to Exhibit 4.18 to the Registration Statement).

   4.21 A/B Exchange Registration Rights Agreement, dated as of February 10, 1995, by and among RXI Holdings, Inc. and Continental Plastics Incorporated, Patrick Plastics, Inc., and Texberry Container

             Corporation, as Subsidiary Guarantors, and BT Securities Corporation related to the 14% Senior Notes due 2002 (incorporated by reference to Exhibit 4.19 to the Registration Statement).

   4.22 Warrant Agreement, dated as of February 10, 1995, by and among RXI Holdings, Inc., RXI Management Corporation, BT Capital Corporation, Leon Farahnik, and U.S. Trust Company of California, N.A. (incorporated by reference to Exhibit 4.20 to the Registration Statement).

   4.23 Form of Warrant, related to the warrants issued pursuant to the Warrant Agreement, dated as of February 10, 1995, expiring July 15, 2002, to purchase shares of Common Stock of RXI Holdings, Inc., par value $.001, for the purchase price of $.01 per share (incorporated by reference to Exhibit 4.21 to the Registration Statement).

   9.01 Irrevocable Proxy of RXI Management Corporation, dated as of June 17, 1993, in favor of Leon Farahnik (incorporated by reference to Exhibit 9.01 to the Registration Statement).

   10.01 License Agreement, dated as of August 1, 1983, between Bettix Limited and Texberry Container Corporation (incorporated by reference to Exhibit 10.01 to the Registration Statement).

   10.02 First Amendment to License Agreement, dated as of November 24, 1984, between Bettix Limited and Texberry Container Corporation (incorporated by reference to Exhibit 10.02 to the Registration Statement).

   10.03 Royalty Sharing Agreement, dated as of December 13, 1990, between Bettix Limited and Texberry Container Corporation (incorporated by reference to Exhibit 10.03 to the Registration Statement).

   10.04 License Agreement, dated as of December 13, 1990, between Texberry Container corporation and Richards Packaging Inc. (incorporated by reference to Exhibit 10.04 to the Registration Statement).

   10.05 Purchase Agreement, dated as of December 10, 1993, between Texberry Container Corporation and Golden Cat Corporation (incorporated by reference to Exhibit 10.05 to the Registration Statement).

   10.06 Sublease Agreement, dated as of March 1, 1994, between Golden Cat Corporation and Texberry Container Corporation for property at 550 Highway A-B, Cape Girardeau, Missouri (incorporated by reference to
             Exhibit 10.06 to the Registration Statement).

   10.07 Lease, dated as of October 14, 1994, between M.S.F. Estrella Property Co. and Texberry Container Corporation for property at 6830 Kirbyville Road, Houston, Texas (incorporated by reference to
             Exhibit 10.07 to the Registration Statement).

   10.08 Lease, dated as of May 12, 1994, between Patrick Plastics, Inc. (formerly known as RXI/Patrick, Inc.) and Patrick Holdings, Inc. (formerly known as Patrick Plastics, Inc.) for property at 725 North Locust Street, Ottawa, Ohio (incorporated by reference to
             Exhibit 10.08 to the Registration Statement).

   10.09 Lease, dated as of May 12, 1994, between Patrick Plastics, Inc. (formerly known as RXI/Patrick, Inc.) and Patrick Holdings, Inc. (formerly known as Patrick Plastics, Inc.) for property at West Main Street and County Road 7, Leipsic, Ohio (incorporated by reference to Exhibit 10.09 to the Registration Statement).

   10.10 Employment Agreement, dated as of June 15, 1993, between RXI Holdings, Inc. and Leon Farahnik (incorporated by reference to
             Exhibit 10.10 to the Registration Statement).*

* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

   10.11 Employment Agreement, dated as of June 15, 1993, between RXI Holdings, Inc. and Marvin Liebman (incorporated by reference to
             Exhibit 10.11 to the Registration Statement).*

   10.12 Employment Agreement, dated as of June 15, 1993, between RXI Holdings, Inc. and Richard Zirkler (incorporated by reference to
             Exhibit 10.12 to the Registration Statement).*

   10.13 Employment Agreement, dated as of May 12, 1994, between Patrick Plastics, Inc. (formerly known as RXI/Patrick, Inc.) and Robert S. Patrick (incorporated by reference to Exhibit 10.13 to the Registration Statement).*

   10.14 Settlement and Consulting Agreement, dated as of December 1995, between Patrick Plastics, Inc. and Robert S. Patrick (incorporated by reference to Exhibit 10.13.01 to Post-Effective Amendment No. 1 to the Registration Statement filed with the SEC on January 16,1996).*

   10.15 Employment Agreement, dated as of January 1, 1995, between Texberry Container Corporation and Harvey Casey and amendment attached thereto (incorporated by reference to Exhibit 10.14 to the Registration Statement).*

   10.16 Severance Agreement, dated July 12, 1996, between Plastics, Inc. and Harvey Casey.*

   10.17 Employment Agreement, dated as of February 10, 1995, between RXI Holdings, Inc., Continental Plastics Incorporated and Thomas F. Hudak (incorporated by reference to Exhibit 10.15 to the Registration Statement).*

   10.18 Conceptual Agreement, dated as of July 18, 1995, among Thomas F. Hudak, RXI Holdings, Inc. and Continental Plastics Incorporated in reference to Thomas F. Hudak's resignation (incorporated by reference to Exhibit 10.15.01 to the Registration Statement).*

   10.19 Employment Agreement, dated as of June 7, 1993, between Texberry Container Corporation, as successor in interest to RXI/Newco Acquisition Corp. I, and Joseph Borden (incorporated by reference to Exhibit 10.16 to the Registration Statement).*

   10.20 Modification to Employment Agreement, dated as of August 4, 1995, between Texberry Container Corporation and Joseph Borden (incorporated by reference to Exhibit 10.16.01 to the Registration Statement).*

   10.21 Guaranty Agreement, dated as of August 4, 1995, by RXI Holdings, Inc., in favor of Joseph Borden (incorporated by reference to Exhibit 10.16.02 to the Registration Agreement).*

   10.22 RXI Holdings, Inc. 1994 Stock Option Plan, adopted as of October 25, 1994, and Amendment No. 1, dated as of December 20, 1994, attached thereto (incorporated by reference to Exhibit 10.17 to the Registration Statement).

   10.23 Stock Option Agreement, dated as of January 1, 1995, between RXI Holdings, Inc. and Harvey Casey (incorporated by reference to
             Exhibit 10.18 to the Registration Statement).*

   10.24 Stock Option Agreement, dated as of February, 10, 1995, between RXI Holdings, Inc. and Thomas F. Hudak (incorporated by reference to
             Exhibit 10.19 to the Registration Statement).*

   10.25 Option Agreement, dated as of June 17, 1993, between BT Capital Corporation and RXI Management Corporation (incorporated by reference to Exhibit 10.20 to the Registration Statement).

* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

   10.26 Amended and Restated Termination Agreement, dated as of October 25, 1994, between BT Capital Corporation and RXI Management Corporation (incorporated by reference to Exhibit 10.21 to the Registration Statement).

   10.27 BT Capital Corporation Letter, dated as of June 17, 1993, in favor of RXI Holdings, Inc. (incorporated by reference to Exhibit 10.22 to the Registration Statement).

   10.28 Financing Agreement, dated as of February 10, 1995, between The CIT Group/Business Credit, Inc. and Texberry Container Corporation, Patrick Plastics, Inc. and Continental Plastics Incorporated (incorporated by reference to Exhibit 10.23 to the Registration Statement).

   10.29 Amendment to Financing Agreement, dated as of September 22, 1995, between The Cit Group/Business Credit, Inc. and Texberry Container Corporation, Patrick Plastics, Inc. and Continental Plastics Incorporated (incorporated by reference to Exhibit 10.22.01 to the Registration Statement).

   10.30 Pledge Agreement, dated as of February 10, 1995, by RXI Holdings, Inc., in favor of U.S. Trust Company of California, N.A. (incorporated by reference to Exhibit 10.24 to the Registration Statement).

   10.31 Promissory Note issued by Patrick Plastics, Inc. (formerly known as RXI/Patrick, Inc.), dated as of May 12, 1994, in favor of Patrick Holdings, Inc. (formerly known as Patrick Plastics, Inc.) in the principal sum of $4,500,000, due on June 30, 1999 (incorporated by reference to Exhibit 10.25 to the Registration Statement).

   10.32 Promissory Note issued by RXI Plastics, Inc., dated as of May 31, 1996, in favor of RXI Holdings, Inc. in the principal sum of $24,270,044.94, due January 31, 2002.

   10.33 Promissory Note issued by RXI Plastics, Inc., dated as of May 31, 1996, in favor of RXI Holdings, Inc. in the principal sum of $15,689,495.72, due January 31, 2002.

   10.34 Promissory Note issued by RXI Plastics, Inc., dated as of May 31, 1996, in favor of RXI Holdings, Inc. in the principal sum of $13,911,379.91, due January 31, 2002.

   10.35 Security Agreement, dated as of March 31, 1995, among RXI Holdings, Inc., Continental Plastics Incorporated, Patrick Plastics, Inc. and Texberry Container Corporation, in favor of U.S. Trust Company of California, N.A. (incorporated by reference to Exhibit 10.29 to the Registration Statement).

   10.36 Deed of Trust, Assignment of Rents and Fixture Filing, dated as of March 30, 1995, between Continental Plastics Incorporated, James T. McClure and U.S. Trust Company of California, N.A. (incorporated by reference to Exhibit 10.31 to the Registration Statement).

   10.37 Trademark Security Agreement, dated as of March 31, 1995, between Continental Plastics Incorporated and U.S. Trust Company of California, N.A. (incorporated by reference to Exhibit 10.32 to the Registration Statement).

   10.38 Patent Security Agreement, dated as of March 31, 1995, between Continental Plastics Incorporated and U.S. Trust Company of California, N.A. (incorporated by reference to Exhibit 10.34 to the Registration Statement).

   10.39 Letter Agreement, dated as of September 22, 1995, among Texberry Container Corporation, Patrick Plastics, Inc., Continental Plastics Corporation and The CIT Group/Business Credit, Inc. regarding a $700,000 loan to Patrick Plastics, Inc. (incorporated by reference to Exhibit 10.36 to the Registration Statement).

   10.40 Mortgage, Security Agreement and Financing Statement, dated as of July 25, 1995, between Patrick Plastics, Inc. and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit
             10.38 to the Registration Statement).

   10.41 Master Lease Agreement, dated as of September 6, 1995, between USL Capital Corporation and Texberry Container Corporation (incorporated by reference to Exhibit 10.39 to the Registration Statement).

   10.42 Amendment No. 1 to Master Lease Agreement, dated as of September 6, 1995, between USL Capital Corporation and Texberry Container Corporation (incorporated by reference to Exhibit 10.40 to the Registration Statement).

   10.43 Guaranty, dated as of September 6, 1995, between RXI Holdings, Inc., Patrick Plastics, Inc. and Continental Plastics, Inc., as Guarantors, USL Capital Corporation as Lessor and Texberry Container Corporation as Lessee (incorporated by reference to Exhibit 10.41 to the Registration Statement).

   10.44 Guaranty Agreement, dated as of June 5, 1996 by Kranson Industries, Inc. for the benefit of RXI Plastics, Inc. (incorporated by reference to Exhibit 2.4 to the June 1996 8-K).

   10.45 Subordination Agreement, dated June 5, 1996, by and between Texberry Acquisition, Inc., Bank One Indianapolis, NA, RXI Plastics, Inc. and RXI Holdings, Inc. (incorporated by reference to
             Exhibit 10.17 to the June 1996 8-K).

   10.46 Escrow Agreement, dated June 5, 1996, by and between Texberry Acquisitions, Inc., RXI Plastics, Inc., RXI Holdings, Inc. and Mercantile Bank of St. Louis, NA (incorporated by reference to
             Exhibit 10.18 to the June 1996 8-K).

   12.01 Computation of Ratio of Earnings to Fixed Charges for RXI Holdings, Inc. and Subsidiaries

   21.01     Subsidiaries of RXI Holdings, Inc.:
                               RXI Plastics, Inc.

     (b) The following reports of Form 8-K were filed by the Company for the quarter ended June 30, 1996:

          (1) Report on Form 8-K, dated May 9, 1996, as amended on Form 8-K/A filed June 25, 1996, reporting the acquisition of Vanguard Plastics of California, Inc.

          (2) Report on Form 8-K, dated June 6, 1996, reporting the disposition of Texberry Container Corp., including pro-forma financial statements reflecting such disposition.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RXI Holdings, Inc.

Date:  October 14, 1996                 By:  /s/ Leon Farahnik
                                           --------------------------------
                                             Leon Farahnik
                                             Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  October 14, 1996                 By:  /s/ Leon Farahnik
                                           --------------------------------
                                             Leon Farahnik
                                             Chairman of the Board and
                                             Chief Executive Officer

Date:   October 14, 1996                By:  /s/ Marvin Liebman
                                           --------------------------------
                                             Marvin Liebman
                                             Chief Financial Officer

Date:   October 14, 1996                By:  /s/ Emil Halimi
                                           --------------------------------
                                             Emil Halimi
                                             Director

Date:   October 14, 1996                By:  /s/ Thomas Schneider
                                           --------------------------------
                                             Thomas Schneider
                                             Director

Date:   October 14, 1996                By:  /s/ John J. Ghaznavi
                                           --------------------------------
                                             John J. Ghaznavi
                                             Director

Date:   October 14, 1996                By:  /s/ Tom Richmond
                                           --------------------------------
                                             Tom Richmond
                                             Director