Form 10-Q
period 1996-09-30
RXI HOLDINGS INC
filed 1996-11-14
CIK 909140

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549

(Mark One)
 X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---                      SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996

                                       OR

___           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                    ---       ---


     Indicate the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                  Number of Shares Outstanding
             Class                    at November 11, 1996
------------------------------    ----------------------------
Common Stock, $0.001 par value             4,945,500

                               RXI HOLDINGS, INC.

                                      INDEX


                                                                       PAGE REFERENCE
                                                                       --------------
COVER PAGE . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1

INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2

PART I - FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets
                June 30, 1996 and September 30, 1996 . . . . . . . .          3

               Consolidated Statements of Operations
                Three Months Ended September 30,
                1995 and 1996. . . . . . . . . . . . . . . . . . . .          4

               Consolidated Statements of Cash Flows
                Three Months Ended September 30, 1995 and 1996 . . .          5

               Notes to Consolidated Financial Statements. . . . . .          6

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations. . . .          8

PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . .          13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14


                      RXI HOLDINGS, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                       September 30,       June 30,
                                                            1996             1996
                                                       ------------      ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                           $    275,754      $     24,045
   Accounts receivable                                    9,445,154         9,034,093
   Inventories                                            9,177,876         8,965,018
   Maintenance supplies                                     293,415           298,158
   Prepaid expenses and other current assets                650,748           587,723
   Income tax refund receivable                             732,750           700,000
                                                       ------------      ------------
      Total current assets                               20,575,697        19,609,037
                                                       ------------      ------------

PROPERTY PLANT AND EQUIPMENT, net                        38,753,007        38,780,884

INTANGIBLE ASSETS, net                                   28,620,812        29,225,099

OTHER ASSETS:
   Deposits                                                 126,409           126,409
   Other                                                    196,857           172,839
                                                       ------------      ------------
TOTAL ASSETS                                           $ 88,272,782      $ 87,914,268
                                                       ------------      ------------
                                                       ------------      ------------

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Current portion of long-term obligations            $    700,977      $    705,006
   Accounts payable                                       6,074,011         7,303,143
   Accrued liabilities -- other                           6,244,097         4,002,926
   Accrued interest                                       1,770,531         3,869,728
   Revolving line of credit                               9,701,069         6,551,564
   Deferred income taxes                                     77,912           142,855
                                                       ------------      ------------
      Total current liabilities                          24,568,597        22,575,222
                                                       ------------      ------------

LONG-TERM OBLIGATIONS                                    66,721,007        66,620,558
                                                       ------------      ------------

DEFERRED INCOME TAXES                                     1,454,461         1,338,855
                                                       ------------      ------------

REDEEMABLE STOCK
   Class A warrant                                          555,000           518,000
   Class C warrant                                          348,000           325,000
   Class E warrant                                           20,000            20,000
                                                       ------------      ------------
      Total redeemable stock                                923,000           863,000
                                                       ------------      ------------

SHAREHOLDERS' DEFICIENCY
   Series A Preferred stock                                   9,450             9,261
   Series B Preferred stock                                   5,301             5,169
   Common stock                                               2,500             2,500
   Warrants                                               1,608,150         1,608,150
   Additional paid-in capital                            13,156,217        13,216,539
   Retained Earnings (Deficit)                          (20,175,901)      (18,324,986)
                                                       ------------      ------------
     Total shareholders' deficiency                      (5,394,283)       (3,483,367)
                                                       ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY         $ 88,272,782      $ 87,914,268
                                                       ------------      ------------
                                                       ------------      ------------

          See accompanying notes to consolidated financial statements.

                      RXI HOLDINGS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                           Three Months Ended
                                                              September 30,
                                                       ----------------------------
                                                           1996             1995
                                                       ------------     ------------
SALES                                                  $ 18,560,372     $ 22,526,722

COST OF SALES                                            14,056,466       17,991,464

                                                       ------------     ------------
GROSS PROFIT                                              4,503,906        4,535,258

SELLING, GENERAL & ADMINISTRATIVE EXPENSES                3,217,396        3,674,587

AMORTIZATION OF INTANGIBLE ASSETS                           437,724          529,419
                                                       ------------     ------------
OPERATING INCOME                                            848,786          331,252
                                                       ------------     ------------

OTHER (INCOME) EXPENSE:
   Interest expense                                       2,688,709        2,697,545
   Interest income                                          (19,725)          (1,676)
   Other                                                    (58,330)          (4,668)
                                                       ------------     ------------
     Total Other (Income) Expense                         2,610,654        2,691,201
                                                       ------------     ------------

LOSS BEFORE INCOME TAXES                                 (1,761,868)      (2,359,949)
PROVISION (BENEFIT) FOR INCOME TAXES                         85,320         (752,783)

                                                       ------------     ------------
NET LOSS                                               $(1,847,188)     $(1,607,166)
                                                       ------------     ------------
                                                       ------------     ------------





          See accompanying notes to consolidated financial statements.

                      RXI HOLDINGS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                             Three Months Ended
                                                                September 30,
                                                       -----------------------------
                                                            1996            1995
                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                              $ (1,847,188)    $ (1,607,166)
 Adjustments to reconcile net loss
    to cash used by operating activities
    Depreciation                                          1,378,403        1,095,843
    Amortization                                            646,554          712,208
    Deferred income taxes                                    50,663         (594,796)
    Gain on sale of assets                                   (7,167)            -
    Changes in operating assets and liabilities:
        Accounts receivable                                (411,061)       1,857,624
        Inventories                                        (212,858)       1,350,453
        Other current assets                                (58,282)         112,832
        Income tax refund receivable                        (32,750)        (158,180)
        Accounts payable                                 (1,229,132)      (2,117,392)
        Accrued liabilities - other                       2,241,171       (1,564,087)
        Accrued interest                                 (2,099,197)        (786,991)
                                                       ------------     ------------
            Net cash used by operating
             activities                                  (1,580,844)      (1,699,652)
                                                       ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                             33,000             -
    Purchases of property, plant and equipment           (1,376,359)      (1,594,181)
    Other assets                                            (24,018)         (50,971)
                                                       ------------     ------------
            Net cash used by investing
             activities                                  (1,367,377)      (1,645,152)
                                                       ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of long-term debt                              157,492             -
    Repayment of long-term obligations                     (100,576)         (92,353)
    Payment of debt issuance costs                           (6,491)         (37,220)
    Net borrowings under revolving line of credit         3,149,505        3,697,316
                                                       ------------     ------------
            Net cash provided by financing
             activities                                   3,199,930        3,567,743
                                                       ------------     ------------

INCREASE IN CASH                                            251,709          222,939
CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                                24,045          123,123
                                                       ------------     ------------

CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                                          $    275,754    $    346,062
                                                       ------------     ------------
                                                       ------------     ------------


          See accompanying notes to consolidated financial statements.

                       RXI HOLDINGS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     The accompanying consolidated balance sheet as of September 30, 1996, consolidated statements of operations for the three months ended September 30, 1995 and 1996 and consolidated statements of cash flows for the three months ended September 30, 1995 and 1996 are unaudited but, in the opinion of management, include all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the financial position and results of operations for such periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable requirements for the presentation of interim financial statements, although the Company believes that the disclosures included in the financial statements included herein are adequate to make the information therein not misleading. The financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1996, and the notes thereto, which are included in the Form 10-K filed with the Securities and Exchange Commission. Additional copies are available from the Company.

The results of operations for the three months ended September 30, 1995 and 1996 are not necessarily indicative of the results for a full year.

As discussed in Note 2 to the Company's consolidated financial statements for its fiscal year ended June 30, 1996, the Company has completed acquisitions of other companies on June 17, 1993, May 12, 1994, February 10, 1995, and May 9, 1996. Each of these acquisitions have been accounted for as purchases and, accordingly, their results of operations have been included with those of the Company from their respective dates of purchase. The following table sets forth the unaudited pro forma results of operations for each of the indicated periods as if these acquisitions were completed at the beginning of the earliest period presented:

                                   Three Months Ended
                                      September 30,
                                1996                1995
                            ------------        ------------
Net sales                   $ 18,560,000        $ 24,996,000
                            ------------        ------------
                            ------------        ------------

Net (loss)                  $ (1,847,000)       $ (1,488,000)
                            ------------        ------------
                            ------------        ------------


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

2.   INVENTORIES

     Inventories consist of the following:

                              September 30,       June 30,
                                  1996              1996
                              ------------      ------------
Raw materials                 $  2,497,981      $  1,441,484
Finished goods                   6,679,895         7,523,534
                              ------------      ------------
Total                         $  9,177,876      $  8,965,018
                              ------------      ------------
                              ------------      ------------




3.   REVOLVING LINE OF CREDIT

     The Company has a line of credit agreement with a financial institution, which expires in 2000. The agreement provides for borrowings up to the lesser of $15,000,000 or, the sum of 85% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $6 million. The agreement also provides the Company with the facility to issue letters of credit for the purchase of equipment provided, however, that the aggregate amount of letters of credit outstanding at any time cannot exceed $1 million. Borrowings under
the revolving line of credit bear interest at the bank's prime rate (     %
at September 30, 1996) plus 1%.

     At September 30, 1996, covenants contained in the line of credit agreement required the Company to maintain certain financial statistics related to working capital, interest coverage, fixed charge ratio and net worth, measured quarterly on a consolidated basis.

     At September 30, 1996, the Company was in compliance with the above mentioned covenant requirements.


4.   CAPITAL STOCK

     During the three months ended September 30, 1996 activity in the Company's Amended and Restated 1994 Stock Option Plan was as follows:

Options outstanding at June 30, 1996 . . . . . . . . . . . . . .   618,376
Granted. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,000
Forfeited. . . . . . . . . . . . . . . . . . . . . . . . . . . .  (172,719)
                                                                   -------
Options outstanding at September 30, 1996. . . . . . . . . . . .   455,657
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

     This Quarterly Report on Form 10-Q contains statements about the Company's projected financial results and its future plans and strategies. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from those included in the forward-looking statements made herein. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; competitive factors such as the introduction of new product lines or production methods in the same markets; changes in development and operating costs, including costs of resources, labor and shipping; risks associated with debt financing, including the Company's ability to meet required payments of principal and interest; general business and economic conditions; and other risk factors described from time to time in the Company's reports filed with the Securities and Exchnage Commission.

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

BACKGROUND OF THE COMPANY AND ACQUISITION ACCOUNTING

     The Company was organized on April 22, 1993 to acquire and operate complementary plastic container manufacturers within the United States. The Company currently manufactures plastic containers, caps, closures, and fitments in the Gulf Coast, Western, Midwestern, and Eastern regions of the United States. In May 1996, the Company acquired Vanguard Plastics of California, Inc. ("Vanguard") a privately held plastic container manufacturing company, and in June 1996, the Company sold its distribution operations.

In May of 1996, the Company completed a reorganization of its wholly owned subsidiaries, Texberry Container Corporation ("Texberry") and Patrick Plastics, Inc. ("Patrick"), transferring Texberry's manufacturing operations to, and merging Patrick with, the third wholly owned subsidiary, Continental Plastics, Incorporated ("Continental"), which had been renamed RXI Plastics, Inc. ("Plastics").

The acquisitions have been accounted for as purchases, giving rise to significant amounts of intangible assets and related amortization expense in subsequent periods. In addition, these acquisitions have been financed through the incurrence of debt and the issuance of preferred stock, which has resulted in increased financing costs when compared with the historical results of the acquired businesses.

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

The Company's strategy includes increased investment in its acquired companies to increase their productivity and better position them to pursue growth opportunities. This strategy has resulted in significant capital expenditures at the Company's facility in Argos, Indiana during the fiscal year ending June 30, 1996. The Company also has phased in a new management information system and has trained personnel and installed hardware. Costs associated with the consolidation of manufacturing operations, and phasing in new management information systems, including the training of personnel, have been charged to operations as incurred. Management anticipates that the future benefits of these actions will include reduced manufacturing costs that reflect lower labor costs and higher throughput from (i) added automation and manufacturing process improvements, (ii) increased product quality, (iii) better material control and reduced scrap, resulting in increased customer satisfaction, and increased sales supported by new capacity. The full effect of, and savings from, these types of programs are rarely achieved in the fiscal year in which they were first implemented. The Company believes these expenditures will result in improved operating results and cash flows over those which would otherwise have been achieved.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, summary statement of operations data and the percentages that selected income statement items bear to sales and the percentage change in the dollar amounts of such items.

                                                                                                       Percentage Change
                                                           Three Months Ended                            Three Months
                                                              September 30,                                 Ended
                                         ------------------------------------------------------          September 30,
                                                     1996                         1995                  1995 to 1996
                                         ------------------------      ------------------------        -----------------
Sales                                    $  18,560         100.0%      $  22,527         100.0%             $ (17.6)%
Cost of sales                               14,056          75.7%         17,992          79.9%               (21.9)%
                                         ---------         ------      ---------         ------
Gross Profit                                 4,504          24.3%          4,535          20.1%                (0.7)%
Operating expenses                           3,655          19.7%          4,204          18.7%               (13.1)%
                                         ---------         ------      ---------         ------
Operating income                               849           4.6%            331           1.5%               156.5%
Interest expense                             2,669          14.4%          2,696          12.0%                (1.0)%
Other (income) expense                         (58)         (0.3)%            (5)         (0.0)%             1080.0%
                                         ---------         ------      ---------         ------
Income (loss) before income
  taxes                                     (1,762)         (9.5)%        (2,360)        (10.5)%               25.3%
Provision (benefit) for income taxes            85           0.5%           (753)         (3.3)%             (111.3)%
                                         ---------         ------      ---------         ------
Net income (loss)                        $  (1,847)        (10.0)%     $  (1,607)         (7.1)%              (14.9)%
                                         ---------         ------      ---------         ------
                                         ---------         ------      ---------         ------
EBITDA                                   $   2,723          14.7%      $   1,944           8.6%                40.1%



THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1995

     Due to the acquisition of Vanguard in May 1996, the results for the 1996 period include the results of operations for Vanguard that are not in the comparable 1995 period. Also, due to the disposition of the Company's distribution operations, effective June 1, 1996, the results for the 1996 period do not include results of distribution operations that are in the comparable 1995 period.

     NET SALES.   Net sales of $18.6 million for the three months ended
September 30,1996, decreased $3.9 million from net sales of $22.5 million for the three months ended September 30, 1995. The decrease reflects the inclusion of $7.4 million, in 1995, of net sales related to the Company's distribution operations, which are not in the comparable 1996 results. This decrease is offset by the inclusion of $3.1 million of net sales of Vanguard which was acquired in May 1996, and therefore not fully included in the comparable 1995 results. Excluding the effects of the disposition and acquisition, sales increased $0.4 million from 1995 to 1996, due to higher sales volumes.

     GROSS PROFIT. Gross profit of $4.5 million in 1996 was flat compared to $4.5 million in 1995. The 1995 period includes $1.3 million of gross profit from the Company's distribution operations, which are not in the comparable 1996 period. This is offset by the inclusion, in the 1996 results, of $0.7 million of gross profit from Vanguard. Excluding the effects of the disposition and the acquisition, gross profit increased $0.6 million from 1995 to 1996. This increase was primarily the result of increased production levels, and reductions in materials costs at the Company's West Virginia operations.

The Company's manufacturing unit volume during the three months ended September 30, 1996 increased by 9.2% compared to manufacturing unit volume during the three months ended September 30, 1995. Manufacturing volume during the 1996 period was higher than in the 1995 period as a response to increased seasonal and new customer demand. This had a favorable impact on gross profit of $0.1 million. In addition to the increased levels of production and as a result of declining resin prices in the last half of fiscal year 1996, a lower level of fixed costs were allocated to each item produced, and when the related products were sold,a higher gross profit was realized. This had a favorable impact on the Company's gross profit of $0.3 million. The Company recognized materials cost savings at its West Virginia operations of $0.2 million, due to an increase in production of higher margin product and a decrease in production of lower margin product in the 1996 quarter over the 1995 quarter.

Gross margin has improved from 20.1% of sales in 1995 to 24.3% of sales in the 1996 period. Without including the distribution operations gross margin in the 1995 period and Vanguard's gross margin in the 1996 period, gross margin has improved from 14.2% of sales in 1995 to 20.4% of sales in 1996. The increase in gross margin reflects higher production levels, lower costs associated with units sold, and materials cost savings at the Company's West Virginia operations. These factors favorably impacted gross profit as a percentage of sales by 1%, 2%, and 1%, respectively.

     OPERATING EXPENSES.   Operating expenses of $3.6 million in 1996
decreased $0.6 million from $4.2 million in 1995. This decrease represents personnel, rent, utilities and other administrative cost savings, of $0.6 million, realized as a result of the sale of the distribution operations. The decrease is offset by the inclusion in the 1996 results of $0.4 million of operating expenses at Vanguard. Excluding the results of Vanguard in 1996 and the results of the distribution operations in 1995, operating expenses decreased $0.4 million from 1995, consisting of $0.1 million decrease realized at the Company's West Virginia operations as a result of a reduction in sales personnel, and $0.3 million decreases realized at the Company's Houston operations as a result of the reorganization that occurred in June 1996.

     INTEREST EXPENSE.   Interest expense of $2.7 million in 1996 was
consistent with interest expense of $2.7 million in 1995. The consistency is represented by slightly lower balances on the Company's revolving credit facility offset by additional indebtedness related to the acquisition of Vanguard.

     PROVISION (BENEFIT) FOR INCOME TAXES.   During the 1996 quarter the
Company recorded a provision for income taxes of $0.1 million compared to a benefit for income taxes of $0.8 million in the 1995 quarter. The provision recorded in 1996 arises from potentially taxable income in that quarter. The effective rate of 4.8% is less than the effective rate of 31.9% recorded in 1995, primarily because of the limitations on benefits generated from the losses in 1996. The effective tax rate in the 1996 period is less than the statutory rate due to goodwill and other permanent differences from the sale of the distribution operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity and capital resources have been significantly impacted by its acquisition and financing activities and has been recently adversely impacted by the reduction in operating income and the increase in interest costs.

     The Company has historically financed its business activities and acquisitions through debt, preferred and common equity placements and internally generated cash flow. During the three months ended September 30, 1996, the Company's operations used approximately $1.6 million in cash compared with $1.7 million in 1995. Cash flow from operations was positively affected by an increase in accrued liabilities of $2.2 million, offset by increases in accounts receivable of $0.4 million, inventories of $0.2 million, prepaid expenses of $0.06 million and reductions in accounts payable and accrued interest of $1.2 million and $2.1 million, respectively.

     The Company's investing activities used $1.4 million in the three months ended September 30, 1996 compared with $1.6 million in 1995. These uses largely reflect capital expenditures of $1.4 million in 1996 and $1.6 million in 1995. The capital investments are directed toward increasing the efficiency and overall capacity of the Company's manufacturing operations. The capital investments in the 1996 period are principally related to new machinery and equipment at the Company's West Virginia facility and have been funded primarily through internally generated cash flow. The capital investments in 1995 were primarily related to starting operations at the Company's Argos, Indiana facility. At September 30, 1996, the Company has outstanding commitments to purchase approximately $2.5 million for manufacturing machinery and equipment and molds. The Company expects to take delivery of this equipment through January 1997.

     The Company has a line of credit agreement with a bank which provides for up to $15 million of borrowings (expandable to $20 million) limited to specific amounts of inventory and accounts receivable. At November 7, 1996, outstanding borrowings and remaining availability under the revolving line of credit agreement were $9.3 million and $2.2 million, respectively. At September 30, 1996, covenants contained in the line of credit agreement required the Company to maintain certain levels of working capital deficiency, interest coverage, fixed charge coverage, and net worth, which are measured quarterly on a consolidated basis. At September 30, 1996, the Company was in compliance with the above mentioned covenant requirements.

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

     While the three months ended September 30, 1996 have shown a modest improvement to gross profit, the higher cash requirements to service the Company's indebtedness has resulted in lower liquidity levels. Management has taken numerous steps to improve the Company's liquidity, including the sale of the distribution operations in June 1996, the reduction of personnel and other administrative costs, as well as steps to improve the gross margin of its manufacturing operations. In addition, management is coontinuing to explore avenues to increase the Company's liquidity, including additional sales of selected assets and issuances of additional debt or equity.

     The sale of the distribution operations in June 1996, provided additional liquidity of approximately $2.1 million. As a result of this sale, working capital needs have been reduced and cost savings were achieved through the closure of the Company's branch operations, including a reduction in administrative personnel and other related costs.

     The Company has invested significantly in new machinery and equipment over the past three years to improve its manufacturing operations. As a result, the Company expects to be able to reduce its capital expenditures to approximately $5.0 million in 1997, which is less than previous years' levels. A significant portion of these capital expenditures are expected to be financed under currently available borrowing arrangements.

     Management believes that the Company's continued focus on increasing sales while decreasing costs of operations coupled with the recent acquisition of Vanguard and the reorganization of the Company's operating units will lead to increased production capabilities and eventually, an increase in the Company's customer base.

     While management is optimistic that sufficient liquidity can be maintained through the above actions, its current borrowing arrangements, and ultimately through improved operating results at the Company's operating units, there can be no assurance that such additional sources of liquidity will be available on terms acceptable to the Company, or at all, or that operating results can be improved sufficiently to cover all of the Company's obligations, or that a sale of assets can be effected, or that any sale of assets will not adversely affect the Company's future operating results.

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

EBITDA of $2.7 million (14.7% of net sales) in the three months ended September 30, 1996 was higher as compared with $1.9 million (8.6% of net sales) in the 1995 period. EBITDA in 1996 includes the results of Vanguard which provided $0.4 million of EBITDA. Excluding the effect of Vanguard, EBITDA increassed $0.4 million. This increase was due to the improvement of the Company's gross margin in 1996 compared to 1995, as discussed above under Gross Profit, and the decreases in personnel costs as discussed above under Operating Expenses.

PART II  - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None

     (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Date: May 10, 1996

                              RXI HOLDINGS, INC.



                              By: /s/ Leon Farahnik
                                  -------------------------------------
                                      Leon Farahnik
                                      Chairman of the Board,
                                      President and Chief
                                      Executive Officer

                              By: /s/ Marvin Liebman
                                  -------------------------------------
                                      Marvin Liebman
                                      Executive Vice President-Finance,
                                      Chief Financial Officer and
                                      Secretary