Form 10-Q/A
period 1996-03-31
RXI HOLDINGS INC
filed 1996-12-06
CIK 909140

                                    FORM 10-Q/A

                        SECURITIES AND EXCHANGE COMMISSION


                                WASHINGTON, DC 20549

(Mark One)
   X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -----                   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996

                                    OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----                SECURITIES EXCHANGE ACT OF 1934






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


                                Yes  X    No
                                   -----     ------

     Indicate the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



             Class                 Number of Shares Outstanding at May  10, 1996
------------------------------     ---------------------------------------------
Common Stock, $0.001 par value                         5,098,238

                           RXI HOLDINGS, INC.

                                INDEX


                                                                Page Reference
                                                               ---------------
COVER PAGE . . . . . . . . . . . . . . . . . . . . . . . . . .         1

INDEX  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2


PART I - FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets
          June 30, 1995 and March 31, 1996   . . . . . . . . .        3

        Consolidated Statements of Operations
          Three Months and Nine Months Ended
          March 31, 1995 and 1996  . . . . . . . . . . . . . .        4


        Consolidated Statements of Cash Flows
          Nine Months Ended March 31, 1995 and 1996. . . . . .        5


        Notes to Consolidated Financial Statements . . . . . .        6

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . .        8

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . .       14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .       15

                       RXI HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       June 30,             March 31
                                                         1995                 1996
                                                         ----                 ----
                                                       (audited)          (unaudited)
ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                           $   123,123       $     253,775
  Accounts receivable                                  11,549,469          10,348,268
  Inventories                                          12,145,258          12,004,239
  Maintenance supplies                                    430,767             354,567
  Prepaid expenses and other current assets               464,547             644,314
  Income tax refund receivable                          2,306,406             211,363
  Current deferred income taxes                           876,009             876,009
                                                      -----------       -------------
    Total current assets                               27,895,579          24,692,535
                                                      -----------       -------------

PROPERTY PLANT AND EQUIPMENT, net                      35,890,657          36,691,736

INTANGIBLE ASSETS, net                                 35,901,722          34,093,972

OTHER ASSETS:
  Deferred transaction costs                                    -             360,000
  Deposits                                                 57,261              76,455
                                                      -----------       -------------
TOTAL ASSETS                                          $99,745,219       $  95,914,698
                                                      -----------       -------------
                                                      -----------       -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term obligations            $   206,035       $     175,000
  Accounts payable                                      8,446,017           8,569,254
  Accrued liabilities-other                             5,079,531           3,702,022
  Accrued interest                                      3,294,513           1,473,436
  Revolving line of credit                              7,206,549          12,347,813
                                                      -----------       -------------
    Total current liabilities                          24,232,645          25,655,024
                                                      -----------       -------------
LONG-TERM OBLIGATIONS                                  64,526,103          64,787,796
                                                      -----------       -------------
DEFERRED INCOME TAXES                                   3,609,639           2,698,519
                                                      -----------       -------------
REDEEMABLE STOCK
  Class A warrant                                         370,000             481,000
  Class C warrant                                         233,000             302,000
  Class E warrant                                          20,000              20,000
                                                      -----------       -------------
    Total redeemable stock                                623,000             803,000
                                                      -----------       -------------
SHAREHOLDERS' EQUITY
  Series A Preferred stock                                  8,377               9,077
  Series B Preferred stock                                  4,561               5,041
  Common stock                                              2,653               2,653
  Warrants                                              1,608,150           1,608,150
  Additional paid-in capital                           13,477,479          13,296,299
  Accumulated Deficit                                  (8,347,388)         13,563,362
                                                      -----------       -------------
    Total shareholders' equity                          6,753,832           1,357,858
                                                      -----------       -------------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                              $99,745,219       $  95,914,698
                                                      -----------       -------------
                                                      -----------       -------------




             See accompanying notes to consolidated financial statements.

                       RXI HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          Three Months Ended                 Nine Months Ended
                                                                March 31,                         March 31,
                                                                ---------                         ---------
                                                         1995                 1996          1995           1996
                                                         -----                ----          ----           ----
SALES                                                 $24,154,665         $24,962,352    $61,137,033    $70,163,517

COST OF SALES                                          17,731,719          19,886,535     45,055,695     55,642,092
                                                      -----------         -----------    -----------    -----------
GROSS PROFIT                                            6,422,946           5,075,817     16,081,338     14,521,425

SELLING, GENERAL & ADMINISTRATIVE
  EXPENSES                                              3,583,833           4,108,655      8,977,992     11,712,599

AMORTIZATION OF INTANGIBLE ASSETS                         484,814             510,985      1,140,586      1,531,625
                                                      -----------         -----------    -----------    -----------
OPERATING INCOME                                        2,354,299             456,177      5,962,760      1,277,201

OTHER (INCOME) EXPENSE:
  Interest expense                                      2,062,526           2,637,542      4,729,276      7,966,725
  Other                                                   (74,470)             33,457        (92,404)        78,239
  Interest income                                         (10,748)             (1,897)       (10,748)        (5,096)
                                                      -----------         -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                         376,991          (2,212,925)     1,336,636     (6,762,667)
PROVISION (BENEFIT) FOR INCOME
  TAXES                                                   250,845            (446,119)       637,807     (1,546,693)
                                                      -----------         -----------    -----------    -----------
INCOME (LOSS) BEFORE MINORITY
  INTEREST IN INCOME OF SUBSIDIARY                        126,146          (1,766,806)       698,829     (5,215,974)

MINORITY INTEREST IN INCOME OF
  SUBISIDIARY                                                   -                   -         10,457              -
                                                      -----------         -----------    -----------    -----------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                                      126,146          (1,766,806)      688,372      (5,215,974)

EXTRAORDINARY ITEM, NET OF BENEFIT
  FROM INCOME TAXES OF $1,477,156                       2,943,080                   -      2,943,080              -
                                                      -----------         -----------    -----------    -----------
NET (LOSS)                                            $(2,816,934)        $(1,766,806)   $(2,254,708)   $(5,215,974)
                                                      -----------         -----------    -----------    -----------
                                                      -----------         -----------    -----------    -----------


              See accompanying notes to consolidated financial statements.

                          RXI HOLDINGS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                                Nine Months Ended
                                                                    March 31,
                                                                    ---------
                                                               1995           1996
                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 ($2,254,708)   $(5,215,974)
  Adjustments to reconcile net loss
    to cash used by operating activities:
    Depreciation                                             2,423,118      3,368,860
    Amortization                                             1,140,586      2,148,931
    Deferred income taxes                                       29,878       (911,120)
    Minority interest in income of subsidiary                   10,457              -
    Non-cash portion of extraordinary item                   1,799,477              -
    Changes in operating assets and liabilities, net of
      affects of business acquisition:
      Accounts receivable                                   (1,485,865)     1,201,201
      Inventories                                           (5,284,219)       217,219
      Prepaid expenses and other current assets               (170,653)      (179,767)
      Current income taxes receivable/payable                  927,350      2,095,043
      Accounts payable                                         831,255        123,237
      Accrued liabilities                                       50,949     (1,377,509)
      Accrued interest                                       1,176,339     (1,821,077)
                                                            ----------     ----------
        Net cash used by operating
          activities                                          (806,036)      (350,956)
                                                            ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash used in business acquisition                    (22,053,664)             -
  Prepaid compensation                                      (2,000,000)             -
  Deferred Acquisition Costs                                         -       (360,000)
  Purchases of property, plant and equipment                (7,052,515)    (4,169,939)
  Other assets                                                  (9,968)       (19,194)
                                                            ----------     ----------
               Net cash used by investing
                 activities                                (31,116,147)    (4,549,133)
                                                            ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of senior notes                                  58,828,050              -
  Issuance of long-term debt                                 3,025,000        346,113
  Proceeds from issuance of preferred stock                  3,951,717              -
  Proceeds from issuance of common stock                       493,965              -
  Proceeds from issuance of warrants                         1,608,150              -
  Proceeds from issuance of redeemable stock                    20,000              -
  Repayment of long-term obligations                       (35,269,428)      (233,968)
  Payment of debt issuance costs                            (4,433,109)      (222,668)
  Dividends paid on preferred stock                           (331,200)             -
  Repurchase of class B common stock                          (650,000)             -
  Net borrowings under revolving line of credit              4,704,979      5,141,264
                                                            ----------     ----------

              Net cash provided by financing
                 activities                                 31,948,124      5,030,741
                                                            ----------     ----------
INCREASE IN CASH                                                25,941        130,652
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                    924,586        123,123
                                                            ----------     ----------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                 $  950,527     $  253,775
                                                            ----------     ----------
                                                            ----------     ----------

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

                              Three Months Ended                  Nine Months Ended
                                  March 31,                           March 31,
                                  ---------                           ---------
                             1995          1996                  1995            1996
                             ----          ----                  ----            ----
Net sales                $25,658,000    $24,962,000           $70,187,000     $70,164,000
                         -----------    -----------           -----------     -----------
                         -----------    -----------           -----------     -----------
Income (loss) before
  extraordinary item     $ 1,281,000    $(1,767,000)          $ 1,084,000     $(5,216,000)
                         -----------    -----------           -----------     -----------
                         -----------    -----------           -----------     -----------
Net (loss)               $(1,662,000)   $(1,767,000)          $(1,859,000)    $(5,216,000)
                         -----------    -----------           -----------     -----------
                         -----------    -----------           -----------     -----------
Net loss per share       $     (0.49)   $     (0.35)          $     (0.64)    $     (1.02)
                         -----------    -----------           -----------     -----------
                         -----------    -----------           -----------     -----------

2.   INVENTORIES

     Inventories consist of the following:

                                     June 30,           March 31,
                                       1995               1996
                                       ----               ----
Raw materials                     $ 3,073,034          $ 2,775,488
Finished goods                      9,072,224            9,228,751
                                  -----------          -----------
Total                             $12,145,258          $12,004,239
                                  -----------          -----------
                                  -----------          -----------

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

                                                                                                            Percentage Change
                                                                                                           Three          Nine
                                                                                                           Months        Months
                                          Three Months Ended               Nine Months Ended               Ended          Ended
                                              March 31,                         March 31,                 March 31,     March 31,
                                      1995               1996             1995              1996        1995 to 1996   1995 to 1996
                                      ----               ----             ----              ----        ------------   ------------
Sales                           $24,155   100.0%  $24,962   100.0%  $61,137   100.0%  $70,164   100.0%      3.3%           14.8%
Cost of sales                    17,732    73.4%   19,887    79.7%   45,056    73.7%   55,642    79.3%     12.2%           23.5%
                                -------   ------  -------   ------  -------   ------  -------   -----
Gross Profit                      6,423    26.6%    5,075    20.3%   16,081    26.3%   14,522    20.7%    (21.0)%          (9.7)%
Operating expenses                3,584    14.8%    4,108    16.5%    8,978    14.7%   11,712    16.7%     14.6%           30.5%
Amortization of intangible assets   485     2.0%      511     2.1%    1,140     1.9%    1,532     2.2%      5.4%           34.4%
                                -------   ------  -------   ------  -------   ------  -------   -----
Operating income                  2,354     9.8%      456     1.7%    5,963     9.7%    1,277     1.8%    (80.6)%         (78.6)%
Interest expense                  2,052     8.5%    2,636    10.6%    4,719     7.7%    7,962    11.4%     28.5%           68.7%
Other (income) expense              (75)   (0.3)%      33     0.1%      (92)   (0.2)%      78    0.11%    144.0%          184.7%
                                -------   ------  -------   ------  -------   ------  -------   -----
Income (loss) before provision
 for income taxes                   377     1.6%   (2,213)  (6.9)%    1,336     2.2%   (6,763)   (9.6)%  (687.0)%        (606.2)%
Provision (benefit) for income
 taxes                              251     1.0%     (446)  (1.8)%      638     1.0%   (1,547)   (2.2)%  (277.7)%        (342.5)%
                                -------   ------  -------   ------  -------   ------  -------    -----
Income before minority interest     126     0.6%   (1,767)  (7.1)%      698     1.2%   (5,216)   (7.4)% (1502.4)%        (847.3)%
Minority interest                    -       -        -       -          10    0.02%      -        -       -                -
                                -------   ------  -------   ------  -------   ------  -------    -----
Income before extraordinary item    126     0.6%   (1,767)  (7.1)%      688     1.2%   (5,216)   (7.4)% (1502.4)%        (858.1)%
Extraordinary item                2,943    12.2%      -       -       2,943     4.8%      -        -      NM               NM
                                -------   ------  -------   ------  -------   ------  -------    -----
Net income (loss)               $(2,817)  (11.6)% $(1,767)  (7.1)%  $(2,255)   (3.6)% $(5,216)   (7.4)%   (37.3)%         131.3%
                                -------   ------  -------   ------  -------   ------  -------    -----
                                -------   ------  -------   ------  -------   ------  -------    -----
EBITDA                          $   817     3.4%  $ 2,100    8.4%   $ 6,711     11.0% $ 6,099     8.7%    157.0%           (9.1)%


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

     GROSS PROFIT.  Gross profit of $5.1 million in 1996 decreased
$1.3 million from $6.4 million in 1995. The results of Continental provided $0.5 million of gross profit in 1996. Excluding Continental's results, gross profit decreased $1.8 million from 1995 to 1996. This decrease was primarily the result of reduced production levels, lower gross profit provided by the Company's distribution activities and costs related to starting up the Company's Argos, Indiana, facility.

The Company's manufacturing unit volume during the three months ended March 31, 1996 was flat compared to manufacturing unit volume during the three months ended March 31, 1995. However, production volume through December 31, 1995 was lower than production levels at the same point in the prior year by 18%. As a result of the reduced volume of production, higher unit costs were attached to each unit produced during the current fiscal year. When this inventory was sold during the March quarter, the higher unit costs resulted in lower gross profit per unit sold. Manufacturing volume during the 1996 period was lower than in the 1995 period because of decisions made by management in response to a combination of softer demand for the Company's manufactured products and anticipated reductions in raw material prices. This had an unfavorable impact on the Company's gross profit in the amount of $0.8 million during the three months ended March 31, 1996 compared to the three months ended March 31, 1995.

Gross profit provided by the Company's distribution activities was lower in 1996 compared to 1995 as a result of both lower sales prices ($0.7 million) and lower sales volume ($0.1 million). The lower sales prices result from continued competitive pressures felt by the Company during 1996 and management's decision to meet competitors' prices at lower margins where appropriate. In addition, gross profit was adversely impacted by higher manufacturing fixed costs, primarily consisting of depreciation and operating leases ($0.1 million), and costs related to bringing the Company's Argos, Indiana facility operational ($0.2 million). The Argos facility began production on February 19, 1996, and shipping from this facility began during March 1996. However, because of fixed costs in the facility, Management does not expect Argos to absorb its fixed costs at a level to provide normal gross margins until October 1996, when four production lines are operational.

Gross margin has deteriorated from 26.6% of sales in 1995 to 20.3% of sales in the 1996 period, which included the results of Continental. Without including Continental's gross margin, gross margin has deteriorated to 18.6% of sales. The decrease in gross margin reflects lower production levels, competitive pressures on distribution activities, higher manufacturing fixed costs, and costs related to the Argos, Indiana facility. These factors adversely impacted gross profit as a percentage of sales by 3%, 3%, 1% and 1%, respectively.

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

     INTEREST EXPENSE. Interest expense of $2.6 million in 1996 increased $0.6 million from interest expense of $2.0 million in 1995. The increase reflects additional indebtedness related to the acquisition of Continental ($0.4 million), and higher balances on the Company's revolving credit facility in 1996, ($0.5 million), and an increase in the effective interest rate on the Company's new senior notes as compared with prior financing.

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

     GROSS PROFIT. Gross profit of $14.5 million in 1996 decreased $1.6 million from $16.1 million in 1995. The results of Continental provided $3.4 million more gross profit in 1996 than in the 1995 period due to the timing of its acquisition. Excluding Continental's results, gross profit decreased $5.0 million from 1995 to 1996. This decrease was primarily the result of lower production levels in the 1996 period as compared with the 1995 period, and lower gross profit provided by the Company's distribution activities.

The Company's manufacturing unit volume was down approximately 7% for the nine months ended March 31, 1996 compared with the nine months ended March 31, 1995. Manufacturing volume during the 1996 period was lower than in the 1995 period because of decisions made by management in response to a combination of softer demand for the Company's manufactured products and anticipated reductions in raw material prices. The lower production volume resulted in a higher level of fixed costs allocated to each item produced and, when the related products were sold, a lower gross profit realized. This had an unfavorable impact on the Company's gross profit in the amount of $2.4 million.

Gross profit provided by the Company's distribution activities was lower in the 1996 period compared to the 1995 period as a result of lower selling prices ($1.4 million), and as a result of lower unit volume ($0.3 million). The lower selling prices reflect continued competitive pressures felt by the Company during 1996 and management's decision to meet its competitors' prices at lower margins where appropriate. In addition, gross profit was adversely impacted by higher fixed costs, primarily consisting of depreciation and operating leases ($0.4 million), higher freight costs ($0.2 million), and costs related to bringing the Company's Argos, Indiana facility operational ($0.3 million).

Gross margin has deteriorated from 26.3% of sales in 1995 to 20.7% of sales in the 1996 period, which included the results of Continental. Without including Continental's gross margin, gross margin has deteriorated to 18.6% of sales.
The decrease in gross margin reflects lower production levels, higher manufacturing fixed costs, competitive pressures on distribution activities, and costs related to the Argos, Indiana facility. These factors impacted gross margin as a percentage of sales by 4%, 1%, 3% and 1%, respectively.

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

     INTEREST EXPENSE. Interest expense of $8.0 million in 1996 increased $3.3 million from interest expense of $4.7 million in 1995. The increase reflects additional indebtedness related to the acquisition of Continental ($2.0 million), higher balances on the Company's revolving credit facility in 1996 ($0.5 million), and an increase in the effective interest rate on the Company's new senior notes as compared with prior financing.


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

     The Company has historically financed its business activities and acquisitions through debt, preferred and common equity placements and internally generated cash flow. During the nine months ended March 31, 1996, the Company's operations used approximately $0.4 million in cash compared with $0.8 million in 1995. However, interest costs have risen to $8.0 million during the nine months ended March 31, 1996 from $4.7 million during the nine months ended March 31, 1995. Cash flow from operations was positively affected by decreases in accounts receivable of $1.2 million, inventories of $0.2 million, and the income tax refund receivable of $2.1 million, offset by an increase in prepaid expenses and accounts payable of $0.2 million and $0.1 million, respectively, and reductions in accrued liabilities and accrued interest of $1.4 million and $1.8 million, respectively.

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


EBITDA of $6.1 million (8.7% of net sales) in the nine months ended March 31, 1996 was flat as compared with the 1995 period. However, as a percentage of sales EBITDA in 1996 was 8.7% of sales as compared with 11.0% in 1995. EBITDA in 1996 includes the results of Continental for the full period which provided $3.1 million of EBITDA compared with $0.7 million provided in the 1995 period when Continental was included from its February 10 acquisition date. Excluding the effect of Continental, EBITDA decreased $3.0 million. This decrease was due to the degradation of the Company's gross margin in 1996 compared to 1995, as discussed above under Gross Profit, and the increases in personnel costs as discussed above under Operating Expenses.

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