Form 10-Q
period 1996-12-31
RXI HOLDINGS INC
filed 1997-02-14
CIK 909140

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549

(Mark One)
 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---                      SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended December 31, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                      SECURITIES EXCHANGE ACT OF 1934





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



             Class           Number of Shares Outstanding at February 12, 1997
-------------------------------------------------------------------------------
Common Stock, $0.001 par value                    4,945,500

                               RXI HOLDINGS, INC.


                                      INDEX




                                                                 Page Reference
                                                                 --------------



COVER PAGE. . . . . . . .. . . . . . . . . . . . . . . . . . . . . . .     1

INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2



PART I - FINANCIAL INFORMATION

        Item 1.  Consolidated Financial Statements



                 Consolidated Balance Sheets
                    June 30, 1996 and December 31, 1996. . . . . . . .     3

                 Consolidated Statements of Operations
                    Three Months and  Six Months Ended
                    December 31, 1995 and 1996 . . . . . . . . . . . .     4

                 Consolidated Statements of Cash Flows
                    Six Months Ended December 31, 1995 and 1996. . . .     5

                 Notes to Consolidated Financial Statements. . . . . .     6

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations . . . .     8

PART II - OTHER INFORMATION


        Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . .     14


SIGNATURES           . . . . . . . . . . . . . . . . . . . . . . . . .     15

                           CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)


                                                 December 31,      June 30,
                                                      1996            1996
                                                 -------------   -------------
ASSETS


CURRENT ASSETS:
   Cash and cash equivalents                     $      45,896    $      24,045
   Accounts receivable                               8,222,286        9,034,093
   Inventories                                       9,901,410        8,965,018
   Maintenance supplies                                254,691          298,158
   Prepaid expenses and other current assets           720,245          587,723
   Income tax refund receivable                        672,395          700,000
                                                 -------------    -------------
      Total current assets                          19,816,923       19,609,037
                                                 -------------    -------------

PROPERTY PLANT AND EQUIPMENT, net                   38,871,704       38,780,884

INTANGIBLE ASSETS, net                              25,766,334       26,975,099

OTHER ASSETS:
   Deferred purchase price receivable                2,250,000        2,250,000
   Deposits                                            120,019          126,409
   Other                                               196,261          172,839
                                                 -------------    -------------

TOTAL ASSETS                                     $  87,021,241    $  87,914,268
                                                 -------------    -------------
                                                 -------------    -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term obligations      $   1,123,405    $     705,006
   Accounts payable                                  5,852,781        7,303,143
   Accrued liabilities-other                         4,412,641        4,002,926
   Accrued interest                                  3,866,924        3,869,728
   Accrued income taxes                                204,801                -
   Revolving line of credit                          7,931,827        6,551,564
   Deferred income taxes                               142,855          142,855
                                                 -------------    -------------
      Total current liabilities                     23,535,234       22,575,222
                                                 -------------    -------------


LONG-TERM OBLIGATIONS                               68,797,508       66,620,558
                                                 -------------    -------------


DEFERRED INCOME TAXES                                1,229,836        1,338,855
                                                 -------------    -------------

REDEEMABLE STOCK
   Class A warrant                                     592,000          518,000
   Class C warrant                                     371,000          325,000
   Class E warrant                                      20,000           20,000
                                                 -------------    -------------
      Total redeemable stock                           983,000          863,000
                                                 -------------    -------------


SHAREHOLDERS' EQUITY
   Series A Preferred stock                              9,643            9,261
   Series B Preferred stock                              5,437            5,169
   Common stock                                          2,500            2,500
   Warrants                                          1,608,150        1,608,150
   Additional paid-in capital                       13,095,889       13,216,539
   Accumulated Deficit                             (22,245,956)     (18,324,986)
                                                 -------------    -------------
     Total shareholders' equity                     (7,524,337)      (3,483,367)
                                                 -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                        $  87,021,241    $  87,914,268
                                                 -------------    -------------
                                                 -------------    -------------

           See accompanying notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)



                                              Three Months Ended                     Six Months Ended
                                                 December 31,                          December 31,
                                              -------------------                    -----------------
                                           1996               1995                1996                1995
                                     -------------       -------------       -------------       -------------
SALES                                $  17,910,032       $  22,674,443       $  36,470,404       $  45,201,165

COST OF SALES                           13,948,636          17,764,093          28,005,102          35,755,557
                                     -------------       -------------       -------------       -------------
GROSS PROFIT                             3,961,396           4,910,350           8,465,302           9,445,608

SELLING, GENERAL & ADMINISTRATIVE
   EXPENSES                              2,869,856           3,767,310           6,087,252           7,459,474

AMORTIZATION OF INTANGIBLE ASSETS          437,724             508,798             875,448           1,020,640

                                     -------------       -------------       -------------       -------------
     Total Operating Expenses            3,307,580           4,276,108           6,962,700           8,480,114
                                     -------------       -------------       -------------       -------------

OPERATING INCOME                           653,816             634,242           1,502,602             965,494

OTHER (INCOME) EXPENSE:
   Interest expense                      2,710,657           2,631,638           5,399,366           5,329,183
   Interest income                            (760)             (1,523)            (20,485)             (3,199)
   Other                                   (14,332)             49,450             (68,935)             44,782
                                     -------------       -------------       -------------       -------------
     Total Other (Income) Expense        2,695,565           2,679,565           5,309,946           5,370,766
                                     -------------       -------------       -------------       -------------

LOSS BEFORE INCOME TAXES                (2,041,749)         (2,045,323)         (3,807,344)         (4,405,272)
PROVISION (BENEFIT) FOR INCOME
  TAXES                                     28,306            (513,628)            113,626          (1,266,411)
                                     -------------       -------------       -------------       -------------

NET LOSS                             $  (2,070,055)      $  (1,531,695)      $  (3,920,970)      $  (3,138,861)
                                     -------------       -------------       -------------       -------------
                                     -------------       -------------       -------------       -------------



           See accompanying notes to conslidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                         Six Months Ended
                                                           December 31,
                                                       1996             1995
                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                         $ (3,920,970)    $ (3,138,861)
 Adjustments to reconcile net loss
   to cash provided by operating activities
   Depreciation                                      2,775,290        2,202,502
   Amortization                                      1,293,296        1,439,778
   Deferred income taxes                              (109,019)        (890,633)
   Gain on sale of assets                               (7,167)               -
   Changes in operating assets and liabilities:
      Accounts receivable                              811,807        2,444,022
      Inventories                                     (936,392)         597,006
      Prepaid expenses and other current assets        (89,055)         295,143
      Current income taxes receivable/payable          232,406          (72,188)
      Accounts payable (net of financing of
        extended vendor terms of $2,100,000
         in 1996)                                      649,638       (1,411,171)
      Accrued liabilities-other                        409,715       (1,247,077)
      Accrued interest                                  (2,804)         323,092
                                                  ------------     ------------
            Net cash provided by operating
               activities                            1,106,745         541,613
                                                  ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                         33,000                -
   Purchases of property, plant and equipment       (2,891,943)      (2,687,842)
   Other assets                                        (17,032)         (57,257)
                                                  ------------     ------------
            Net cash used by investing
               activities                           (2,875,975)      (2,745,099)
                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of long-term obligations (net of
     financing of extended vendor terms
     of $2,100,000 in 1996)                            755,839                -
   Repayment of long-term obligations                 (339,498)        (195,545)
   Payment of debt issuance costs                       (5,523)        (187,643)
   Net borrowings under revolving line of credit     1,380,263        2,948,345
                                                  ------------     ------------
            Net cash provided by financing
              activities                             1,791,081        2,565,157
                                                  ------------     ------------

INCREASE IN CASH                                        21,851          361,671
CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                           24,045          123,123
                                                  ------------     ------------
CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                                     $     45,896     $    484,794
                                                  ------------     ------------
                                                  ------------     ------------


           See accompanying notes to consolidated financial statements.

                        RXI HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     The accompanying consolidated balance sheet as of December 31, 1996, consolidated statements of operations for the three months and six months ended December 31, 1995 and 1996 and consolidated statements of cash flows for the six months ended December 31, 1995 and 1996 are unaudited but, in the opinion of management, include all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the financial position and results of operations for such periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable requirements for the presentation of interim financial statements, although the Company believes that the disclosures included in the financial statements included herein are adequate to make the information therein not misleading.
The financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1996, and the notes thereto, which are included in the Form 10-K filed with the Securities and Exchange Commission. Additional copies are available from the Company.

The results of operations for the three months and six months ended December 31, 1995 and 1996 are not necessarily indicative of the results for a full year.

As discussed in Note 2 to the Company's consolidated financial statements for its fiscal year ended June 30, 1996, the Company has completed acquisitions of other companies on June 17, 1993, May 12, 1994, February 10, 1995, and May 9, 1996. These acquisitions have all been accounted for as purchases and, accordingly, their results of operations have been included with those of the Company from their respective dates of purchase. The following table sets forth the unaudited pro forma results of operations for each of the indicated periods as if these acquisitions were completed at the beginning of the earliest period presented:



                      Three Months Ended               Six Months Ended
                         December 31,                     December 31,
                      ------------------              ------------------
                    1996              1995            1996            1995
                    ----              ----            ----            -----

Net sales       $ 17,910,000      $ 24,933,000    $ 36,470,000    $ 49,929,000
                ------------      ------------    ------------    ------------
                ------------      ------------    ------------    ------------

Net (loss)      $ (2,070,000)     $ (1,784,000)   $ (3,921,000)   $ (3,543,000)
                ------------      ------------    ------------    ------------
                ------------      ------------    ------------    ------------



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

2.   INVENTORIES

     Inventories consist of the following:

                                     December 31,         June 30,
                                        1996                1996
                                        ----                ----

           Raw materials             $  2,805,859       $  2,622,858
           Finished goods               7,095,551          6,342,160
                                     ------------       ------------
           Total                     $  9,901,410       $  8,965,018
                                     ------------       ------------
                                     ------------       ------------

3.   REVOLVING LINE OF CREDIT

     The Company has a line of credit agreement with a financial institution, which expires in 2000. The agreement provides for borrowings up to the lesser of $15,000,000 or, the sum of 85% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $6 million. The agreement also provides the Company with the facility to issue letters of credit for the purchase of equipment provided, however, that the aggregate amount of letters of credit outstanding at any time cannot exceed $1 million. Borrowings under the revolving line of credit bear interest at the bank's prime rate (8.25% at December 31, 1996) plus 1%.

     At December 31, 1996, covenants contained in the line of credit agreement required the Company to maintain certain financial statistics related to working capital, interest coverage, fixed charge ratio and net worth, measured quarterly on a consolidated basis.

     At December 31, 1996, the Company was in compliance with the above mentioned covenant requirements.


4.   CAPITAL STOCK

     During the six months ended December 31, 1996 activity in the Company's Amended and Restated 1994 Stock Option Plan was as follows:


     Options outstanding at June 30, 1996. . . . . . . . . .   618,376
     Granted . . . . . . . . . . . . . . . . . . . . . . . .    30,000
     Forfeited . . . . . . . . . . . . . . . . . . . . . . .  (185,319)
                                                             ----------
     Options outstanding at December 31, 1996. . . . . . . .   463,057
                                                             ----------
                                                             ----------

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

     THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS ABOUT THE COMPANY'S PROJECTED FINANCIAL RESULTS AND ITS FUTURE PLANS AND STRATEGIES. THESE STATEMENTS ARE FORWARD-LOOKING IN NATURE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED IN THE FORWARD-LOOKING STATEMENTS MADE HEREIN. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: THE AVAILABILITY OF SUFFICIENT CAPITAL TO FINANCE THE COMPANY'S BUSINESS PLANS ON TERMS SATISFACTORY TO THE COMPANY; THE AVAILABILITY OF TRADE CREDIT ON CUSTOMARY TERMS; COMPETITIVE FACTORS SUCH AS THE INTRODUCTION OF NEW PRODUCT LINES OR PRODUCTION METHODS IN THE SAME MARKETS; CHANGES IN DEVELOPMENT AND OPERATING COSTS, INCLUDING COSTS OF RESOURCES, LABOR AND SHIPPING; RISKS ASSOCIATED WITH DEBT FINANCING, INCLUDING THE COMPANY'S ABILITY TO MEET REQUIRED PAYMENTS OF PRINCIPAL AND INTEREST; AND OTHER RISK FACTORS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

In May of 1996, the Company completed a reorganization of its wholly owned subsidiaries, Texberry Container Corporation ("Texberry"), Patrick Plastics, Inc. ("Patrick"), and Vanguard transferring Texberry's manufacturing operations to, and merging Patrick and Vanguard with, the third wholly owned subsidiary, Continental Plastics, Incorporated ("Continental"), which had been renamed RXI Plastics, Inc. ("Plastics").

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

The Company's strategy includes increased investment in its acquired companies to increase their productivity and better position them to pursue growth opportunities. This strategy has resulted in significant capital expenditures at the Company's facility in Argos, Indiana and Houston, Texas during the fiscal year ended June 30, 1996. Costs associated with the consolidation of manufacturing operations, and phasing in new management information systems, including the training of personnel, have been charged to operations as incurred. Management anticipates that the future benefits of these actions will include reduced manufacturing costs that reflect lower labor costs and higher throughput from (i) added automation and manufacturing process improvements, (ii) increased product quality, (iii) better material control and reduced scrap, resulting in increased customer satisfaction, and increased sales supported by new capacity. The full effect of, and savings from, these types of programs are rarely achieved in the fiscal year in which they were first implemented. The Company believes these expenditures will result in improved operating results and cash flows over those which would otherwise have been achieved.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, summary statement of operations data and the percentages that selected income statement items bear to sales and the percentage change in the dollar amounts of such items.









                                                                                                              Percentage Change
                                                                                                            Three          Six
                                                                                                            Months        Months
                                       Three Months Ended                       Six Months Ended            Ended          Ended
                                          December 31,                            December 31,           December 31,   December 31,
                                   1996                  1995                1996              1995      1995 to 1996   1995 to 1996
Sales                     $  17,910    100.0%   $  22,674    100.0%  $  36,470    100.0%  $  45,201    100.0%     (21.0)%    (19.3)%
Cost of sales                13,949     77.9%      17,764     78.4%     28,005     76.8%     35,756     79.1%     (21.5)%    (21.7)%
                          ---------    ------   ----------   ------  ---------    -----   ---------    ------
Gross Profit                  3,961     22.1%       4,910     21.7%      8,465     23.2%      9,445     20.9%     (19.3)%    (10.4)%
Operating expenses            3,307     18.5%       4,276     18.9%      6,963     19.1%      8,480     18.8%     (22.7)%    (17.9)%
                          ---------    ------   ----------   ------  ---------    -----   ----------   ------
Operating income                654      3.7%         634      2.8%      1,502      4.1%        965      2.1%       3.2%      55.7%
Interest expense              2,710     15.1%       2,630     11.6%      5,378     14.8%      5,326     11.8%      (3.0)%     (1.0)%
Other (income) expense          (14)     (0.1)%        50      0.2%        (69)     (0.2)%       44      0.1%     128.0%     256.8%
                          ---------    ------   ----------   ------  ---------    -----   ---------    ------
Income (loss) before income
  taxes                      (2,042)    (11.4)%    (2,046)     (9.0)%   (3,807)    (10.4)%   (4,405)    (9.8)%      0.2%      13.6%
Provision (benefit) for
  income taxes                   28      0.2%        (514)     (2.3)%      114      0.3%     (1,266)    (2.8)%   (105.5)%   (109.0)%
                          ---------    ------   ----------   ------  ---------    -----   ---------    -------
Net income (loss)         $  (2,070)    (11.6)% $  (1,532)     (6.8)%$  (3,921)    (10.8)%$  (3,139)    (6.9)%    (35.1)%    (24.9)%
                          ---------    ------   ----------   ------  ---------    -----   ---------    -------
                          ---------    ------   ----------   ------  ---------    -----   ---------    -------
EBITDA                     $  2,503     14.0%    $  2,200      9.7%   $  5,222     14.3%   $  4,144      9.2%      13.8%      26.0%


THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1995

     Due to the acquisition of Vanguard in May 1996, the results for the 1996 period include the results of operations for Vanguard that are not in the comparable 1995 period. Also, due to the disposition of the Company's distribution operations, effective June 1, 1996, the results for the 1996 period do not include results of distribution operations that are in the comparable 1995 period.

     NET SALES.   Net sales of $17.9 million for the three months ended
December 31, 1996, decreased $4.8 million from net sales of $22.7 million for the three months ended December 31, 1995. The decrease reflects the inclusion of $7.1 million, in 1995, of net sales related to the Company's distribution operations, which are not in the comparable 1996 results. This decrease is offset by the inclusion of $3.0 million of net sales of Vanguard which was acquired in May 1996, and therefore not included in the comparable 1995 results. Excluding the effects of the disposition and acquisition, sales decreased $0.7 million from 1995 to 1996. The Company recognized lower sales volumes at its Houston facility of $1.4 million, representing lost business of two customers who changed bottle styles ($1.0 million), and a slow start to the agricultural chemical season. This decrease was offset by increased sales volumes at the Company's Ohio and West Virginia facilities of $0.3 million and higher sales prices, representing the pass through of higher resin prices, of $0.4 million.

     GROSS PROFIT.  Gross profit of $4.0 million in 1996 decreased compared to
$4.9 million in 1995.   The 1995 period includes $1.1 million of gross profit
from the Company's distribution operations, which are not in the comparable 1996 period. This is offset by the inclusion, in the 1996 results, of $0.7 million of gross profit from Vanguard. Excluding the effects of the disposition and the acquisition, gross profit decreased $0.5 million from 1995 to 1996. This decrease was primarily the result of decreased production levels, at the Houston facility.


The Company's overall manufacturing unit volume during the three months ended December 31, 1996 increased slightly, by 2.7%, compared to manufacturing unit volume during the three months ended December 31, 1995. Manufacturing volume during the 1996 period was lower than in the 1995 period, at the Company's Houston facility, due primarily to the lost business of two customers and the
slow start to the agricultural chemical season as discussed above.   This had
an unfavorable impact on the Company's gross profit of $0.2 million. In addition, decreased levels of production, at the Houston facility, in the first quarter of fiscal year 1997, resulted in a higher level of fixed costs being allocated to each item produced, and when the related products were sold in the second quarter, a lower gross profit was realized. This had an unfavorable impact on the Company's gross profit of $0.4 million. These decreases were offset by an increase in gross profit, attributable to higher production volumes at the Company's Ohio facility of $0.1 million.

Gross margin has improved from 21.7 % of sales in 1995 to 22.1% of sales in the 1996 period. Without including the distribution operations gross margin in the 1995 period and Vanguard's gross margin in the 1996 period, gross margin has declined from 24.4% of sales in 1995 to 22.1% of sales in 1996. The decrease in gross margin reflects lower production levels and higher costs associated with units sold, which are offset by higher production volumes at the Company's Ohio operations. These factors impacted gross profit as a percentage of sales unfavorably by approximately 1% and 2% and favorably by approximately 1%, respectively.


     OPERATING EXPENSES. Operating expenses of $3.3 million in 1996 decreased $1.0 million from $4.3 million in 1995. This decrease represents personnel, rent, utilities and other adiministrative cost savings, of $0.6 million, realized as a result of the sale of the distribution operations. The decrease is offset by the inclusion in the 1996 results of $0.4 million of operating expenses at Vanguard. Excluding the results of Vanguard in 1996 and the results of the distribution operations in 1995, operating expenses decreased $0.8 million from 1995, representing reductions realized at the Company's Houston operations as a result of the reorganization that occured in June 1996.

     INTEREST EXPENSE.        Interest expense of $2.7 million in 1996 was up
slightly from interest expense of $2.6 million in 1995. The increase is represented by a slightly higher average balance on the Company's revolving credit facility and by additional indebtedness related to the acquisition of Vanguard.

     PROVISION (BENEFIT) FOR INCOME TAXES.   During the 1996 quarter the
Company recorded a provision for income taxes of $0.03 million compared to a benefit for income taxes of $0.5 million in the 1995 quarter. The provision recorded in 1996 arises from potentially taxable income in that quarter, as carryback availability has been fully utilized and there can be no assurance that the benefit of a carryforward can be realized. The effective rate of 1.4% is less than the effective rate of 25.1% recorded in 1995, primarily because of the limitations on benefits generated from the losses in 1996.
The effective tax rate in the 1996 period is less than the statutory rate due to goodwill and other permanent differences from the sale of the distribution operations.

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

EBITDA of $2.5 million (14.0% of net sales) in the three months ended December 31, 1996 was higher as compared with $2.2 million (9.7% of net sales) in the 1995 period. EBITDA in 1996 inlcudes the results of Vanguard which provided $0.5 million of EBITDA. Excluding the effect of Vanguard, EBITDA decreased $0.2 million. This decrease was due to the loss of sales unit volume and lower gross profit in 1996 compared to 1995, as discussed above under Net Sales and Gross Profit, offset by the decreases in personnel costs as discussed above under Operating Expenses.

SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1995

     NET SALES.   Net sales of $36.5 million for the six months ended
December 31, 1996, decreased $8.7 million from net sales of $45.2 million for the six months ended December 31, 1995. The decrease reflects the inclusion of $14.5 million, in 1995, of net sales related to the Company's distribution operations, which are not in the comparable 1996 results. This decrease is offset by the inclusion of $6.2 million of net sales of Vanguard which was acquired in May 1996, and therefore not included in the comparable 1995 results. Excluding the effects of the disposition and acquisition, sales decreased $0.4 million from 1995 to 1996, due to lower unit sales volumes.

     GROSS PROFIT.  Gross profit of $8.5 million in 1996 decreased from $9.5
million in 1995.   The 1995 period includes $2.5 million of gross profit from the Company's distribution operations, which are not in the comparable 1996 period. This is offset by the inclusion, in the 1996 results, of $1.4 million of gross profit from Vanguard. Excluding the effects of the disposition and the acquisition, gross profit increased $0.1 million from 1995 to 1996. This increase was primarily the result of increased production levels at the Company's Ohio facility and reductions in materials costs at the Company's West Virginia operations, offset by decreased production levels at the Company's Houston facility.


The Company's overall manufacturing unit volume during the six months ended December 31, 1996 increased slightly, by 2.7%, compared to manufacturing unit volume during the six months ended December 31, 1995. Manufacturing volume during the 1996 period was lower than in the 1995 period, at the Company's Houston facility, due to the lost business of two customers and the slow start to the agricultural chemical season at the Houston facilities, offset by an increase in production, due to increased seasonal and new customer demand, at the Ohio and West Virginia facilities. The net effect had a negligible impact on gross profit. As a result of declining resin prices in the last half of fiscal year 1996, at the Company's West Virginia facility, and increased production levels at the Company's Ohio facility, a lower level of costs were allocated to each item produced, and when the related products were sold, during the first quarter of fiscal year 1997, a higher gross profit was realized. This had a favorable impact on the Company's gross profit of $0.3 million. However, decreased levels of production in the first quarter of fiscal year 1997, at the Company's Houston facility, resulted in a higher level of fixed costs being allocated to each item produced, and when the related products were sold, a lower gross profit was realized. This had an unfavorable impact on the Company's gross profit of $0.4 million. The Company recognized materials cost savings at its West Virginia operations of $0.2 million, due to an increase in production of higher margin product and a decrease in production of lower margin product in the 1996 period over the 1995 period.

Gross margin has improved from 20.9 % of sales in 1995 to 23.2% of sales in the 1996 period. Without including the distribution operations gross margin in the 1995 period and Vanguard's gross margin in the 1996 period, gross margin has improved from 22.8% of sales in 1995 to 23.4% of sales in 1996. The slight increase in gross margin reflects lower costs associated with units sold in the first quarter of fiscal year 1997 and materials cost savings at the Company's West Virginia operations offset by higher costs associated with units sold in the second quarter of fiscal year 1997. These factors impacted gross profit as a percentage of sales favorably by approximately 1% and 1% and unfavorably by approximately 1%, respectively.

     OPERATING EXPENSES. Operating expenses of $6.9 million in 1996 decreased $1.6 million from $8.5 million in 1995. This decrease represents personnel, rent, utilities and other adiministrative cost savings, of $1.2 million, realized as a result of the sale of the distribution operations. The decrease is offset by the inclusion in the 1996 results of $0.8 million of operating expenses at Vanguard. Excluding the results of Vanguard in 1996 and the results of the distribution operations in 1995, operating expenses decreased $1.2 million from 1995, consisting of $0.1 million decrease realized at the Company's West Virginia operations as a result of a reduction in sales personnel, and $1.1 million decrease realized at the Company's Houston operations as a result of the reorganization that occured in June 1996.

     INTEREST EXPENSE.        Interest expense of $5.4 million in 1996 was up
slightly from interest expense of $5.3 million in 1995. The increase is represented by a slightly higher average balance on the Company's revolving credit facility and by additional indebtedness related to the acquisition of Vanguard.

     PROVISION (BENEFIT) FOR INCOME TAXES.   During the 1996 period the
Company recorded a provision for income taxes of $0.1 million compared to a benefit for income taxes of $1.3 million in the 1995 period. The provision recorded in 1996 arises from potentially taxable income in that period, as carryback availability has been fully utilized and there can be no assurance that the benefit of a carryforward can be realized. The effective rate of 3.0% is less than the effective rate of 28.7% recorded in 1995, primarily because of the limitations on benefits generated from the losses in 1996.
The effective tax rate in the 1996 period is less than the statutory rate due to goodwill and other permanent differences from the sale of the distribution operations.

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

EBITDA of $5.2 million (14.3% of net sales) in the six months ended December 31, 1996 was higher as compared with $4.1 million (9.2% of net sales) in the 1995 period. EBITDA in 1996 includes the results of Vanguard which provided $0.9 million of EBITDA. Excluding the effect of Vanguard, EBITDA increased $0.2 million. This increase was due to the improvement of the Company's gross margin in 1996 compared to 1995, as discussed above under Gross Profit, and the decreases in personnel costs as discussed above under Operating Expenses.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity and capital resources have been significantly impacted by its acquisition and financing activities and the increase in interest costs, however, these are partially offset by slight increases in operating income.


     The Company has historically financed its business activities and acquisitions through debt, preferred and common equity placements and internally generated cash flow. However, in light of the Company's historical losses and limited cash flow generated from operations, the Company may no longer be capable of financing its activities through new debt. During the six months ended December 31, 1996, the Company's operations provided approximately $1.1 million in cash compared with $0.5 million of cash in 1995. Cash flow from operations was positively affected by a decrease in accounts receivable of $0.8 million, and increases in accrued income taxes of $0.2 million, accrued liabilities of $0.4 million, and a net increase to accounts payable of $0.6 million. At June 30, 1996, the Company had obtained extended terms, from the vendor, for the purchase of two machines, at which time the machines were received and a payable of $2.1 million was established to the vendor. In December 1996, long-term financing was obtained for these two machines and the vendor paid, resulting in a transfer of the payable to long-term obligations. These positive effects were offset by an increase in inventories of $0.9 million.

     The Company's investing activities used $2.9 million in the six months ended December 31, 1996 compared with $2.7 million in 1995. These uses largely reflect capital expenditures of $2.9 million in 1996 and $2.7 million in 1995. The capital investments are directed toward increasing the efficiency and overall capacity of the Company's manufacturing operations. The capital investments in the 1996 period are principally related to new machinery and equipment at the Company's West Virginia facility and have been funded primarily through long-term financing. The capital investments in 1995 were primarily related to starting operations at the Company's Argos, Indiana facility. At December 31, 1996, the Company has outstanding commitments to purchase approximately $2.0 million for manufacturing machinery and equipment and molds. The Company expects to take delivery of this equipment through August 1997.

     The Company has a line of credit agreement with a bank which provides for up to $15 million of borrowings (expandable to $20 million) limited to specified amounts of inventory and accounts receivable. At February 12, 1997, outstanding borrowings and remaining availability under the revolving line of credit agreement were $8.4 million and $3.5 million, respectively. At December 31, 1996, covenants contained in the line of credit agreement required the Company to maintain certain levels of working capital deficiency, interest coverage, fixed charge coverage, and net worth, which are measured quarterly on a consolidated basis. At December 31, 1996, the Company was in compliance with the above mentioned covenant requirements.

     While the six months ended December 31, 1996 have shown a modest improvement to gross profit, the higher cash requirements to service the Company's indebtedness has resulted in lower liquidity levels. Management has taken numerous steps to improve the Company's liquidity, including the sale of the distribution operations in June 1996, the reduction of personnel and other administrative costs, as well as steps to improve the gross margin of its manufacturing operations. In addition, management is continuing to explore avenues to increase the Company's liquidity, including additional sales of selected assets and issuances of additional debt or equity.

     Management believes that the Company's continued focus on increasing sales while decreasing costs of operations coupled with the recent acquisition of Vanguard and the reorganization of the Company's operating units will lead to increased production capabilities and eventually, an increase in the Company's customer base, and thereby to an increase in operating income.

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

     As a result of the Company's continuing inability to generate sufficient cash flow to cover cash interest expense, the Company elected not to pay interest due on its Senior Notes on January 15, 1997 in the amount of $4.2 million.

     Prior to the January 15, 1997 scheduled interest payment, management issued a press announcement announcing its intention not to make such interest payment and met with holders of a substantial majority of the Senior Notes to discuss a possible modification of the terms of the Senior Notes. The Company has engaged a financial advisor to advise the Company on its options and has agreed to pay the fees and costs of financial and legal advisors to an informal committee of Senior Noteholders in connection with the Company's proposal to modify the terms of the Senior Notes.

     At the end of January 1997, the Company presented its proposal to the holders of the Senior Notes, which proposal included payment of two interest payments through issuance of additional notes, the lowering of the interest rate to 12%, effective July 15, 1997, and the elimination or liberalization of certain negative covenants contained in the Indenture. The proposal also offered to issue Senior Noteholders a 15% equity interest in the Company.

     The Company anticipates negotiating the terms of a modification during February and March 1997. There can be no assurance that such negotiations will result in an agreement between the Company or the holders of the Senior Notes, or that the terms of any modification of the terms of the Senior Notes actually agreed upon will be similar in substance to that summarized above.

     The failure to pay the interest on the Senior Notes, not cured within 30 days, will consitute an Event of Default under the Indenture, entitling the Trustee, or holders of not less than 25% of the aggregate princpal amount of the Senior Notes, to accelerate the maturity date of the Senior Notes. Such Event of Default will also constitute a default under the Company's revolving credit facility.

     Management believes that so long as negotiations with the holders of the Senior Notes are continuing, holders of the Senior Notes will not accelerate the maturity date of the Senior Notes nor will the lender under the Company's revolving credit facility refuse to extend credit under the terms of that facility.

     While management is optimistic that additional liquidity can be generated through the above actions, its current borrowing arrangements, and ultimately through improved operating results at the Company's operating units, there can be no assurance that any additional sources of liquidity will be available on terms acceptable to the Company, or at all, or that operating results can be improved sufficiently to cover all of the Company's obligations, or that a sale of assets can be effected, or that any sale of assets will not adversely affect the Company's future operating results.

PART II  - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None

     (b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              Date: February 12, 1997

                              RXI HOLDINGS, INC.



                              By: /s/ Leon Farahnik
                                 ---------------------------
                                   Leon Farahnik
                                   Chairman of the Board,
                                   President and Chief
                                   Executive Officer





                              By: /s/  Marvin Liebman
                                 ---------------------------
                                   Marvin Liebman
                                   Executive Vice President-Finance,
                                   Chief Financial Officer and
                                   Secretary